Form 10-Q
period 1994-03-31
NEW YORK STATE ELECTRIC & GAS CORP
filed 1994-05-11
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      March 31, 1994
For the quarterly period ended. . . . . . . .. . . . . . . . . .

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from. . . . . . . .to. . . . . . . . .

                                 1-3103-2
Commission file number. . . . . . . . . . . .. . . . . . . . . .


                 New York State Electric & Gas Corporation
. . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .
          (Exact name of registrant as specified in its charter)


          New York                      15-0398550
. . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

  P.O. Box 3287, Ithaca, New York               14852-3287
. . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .
(Address of principal executive offices)        (Zip Code)

                                                     607 347-4131
Registrant's telephone number, including area code . . . . . . .

                                    N/A
. . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .
    Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of April 30, 1994 was 71,040,706.
                            TABLE OF CONTENTS

                                 PART I


                                                            Page

Item 1.      Financial Statements . . . . . . . . . . . . . .  1


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             (a)    Results of Operations . . . . . . . . . .  9
             (b)    Liquidity and Capital Resources . . . . . 11




                                 PART II


Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 14
             (b)    Report on Form 8-K. . . . . . . . . . . . 14



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 16

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)
                     (Thousands, except per share amounts)

Periods Ended March 31                              Three Months
                                                  1994          1993

Operating Revenues
 Electric . . . . . . . . . . . . . . . .       $424,520      $403,558
 Natural gas. . . . . . . . . . . . . . .        140,647       118,825
                                               ----------    ----------
     Total Operating Revenues . . . . . .       $565,167      $522,383
                                               ----------    ----------
Operating Expenses
 Fuel used in electric generation . . . .         67,644        66,987
 Electricity purchased. . . . . . . . . .         45,451        39,791
 Natural gas purchased. . . . . . . . . .         80,282        68,099
 Other operating expenses . . . . . . . .         75,994        80,963
 Maintenance. . . . . . . . . . . . . . .         24,442        22,147
 Depreciation and amortization. . . . . .         43,420        40,729
 Federal income taxes . . . . . . . . . .         48,674        38,397
 Other taxes. . . . . . . . . . . . . . .         59,270        55,377
                                               ----------    ----------
    Total Operating Expenses. . . . . . .        445,177       412,490
                                               ----------    ----------
Operating Income. . . . . . . . . . . . .        119,990       109,893
Other Income and Deductions . . . . . . .            (25)          (51)
                                               ----------    ----------
Income Before Interest Charges. . . . . .        119,965       109,842
                                               ----------    ----------
Interest Charges
 Interest on long-term debt . . . . . . .         33,132        34,245
 Other interest . . . . . . . . . . . . .          2,804         2,781
 Allowance for borrowed funds used
      during construction . . . . . . . .           (664)       (1,223)
                                               ----------    ----------
   Interest Charges - Net . . . . . . . .         35,272        35,803
                                               ----------    ----------
Net Income. . . . . . . . . . . . . . . .         84,693        74,039
Preferred Stock Dividends . . . . . . . .          4,859         5,201
                                               ----------    ----------
Earnings Available for Common Stock . . .        $79,834       $68,838
                                               ==========    ==========
Earnings Per Share. . . . . . . . . . . .          $1.13          $.99

Dividends Per Share . . . . . . . . . . .            .55           .54

Average Shares Outstanding. . . . . . . .         70,801        69,561


The notes on pages 6 through 8 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)


                                                        March 31,    Dec. 31,
                                                          1994         1993

Assets

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .$4,814,472  $4,777,368
 Natural gas. . . . . . . . . . . . . . . . . . . . . .   388,457     381,389
 Common . . . . . . . . . . . . . . . . . . . . . . . .   155,764     158,986
                                                       ----------  ----------
. . . . . . . . . . . . . . . . . . . . . . . . . . . . 5,358,693   5,317,743
Less accumulated depreciation . . . . . . . . . . . . . 1,570,498   1,535,307
                                                       ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . . 3,788,195   3,782,436
Construction work in progress . . . . . . . . . . . . .   150,440     143,859
                                                       ----------  ----------
   Total Utility Plant. . . . . . . . . . . . . . . . . 3,938,635   3,926,295

Other Property and Investments, net . . . . . . . . . .    75,742      73,537
Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .    16,929       4,264
 Special deposits . . . . . . . . . . . . . . . . . . .    39,982     145,335
 Accounts receivable, net . . . . . . . . . . . . . . .   221,153     181,586
 Fuel, at average cost. . . . . . . . . . . . . . . . .    26,453      54,791
 Materials and supplies, at average cost. . . . . . . .    47,911      48,910
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    51,316      30,092
 Accumulated deferred federal income
    tax benefits. . . . . . . . . . . . . . . . . . . .     5,719         -
                                                       ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .   409,463     464,978

Deferred Charges
 Unfunded future federal income taxes . . . . . . . . .   378,314     380,056
 Unamortized debt expense . . . . . . . . . . . . . . .   111,002     112,059
 Demand-side management program costs . . . . . . . . .    71,391      73,113
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   245,684     257,920
                                                       ----------  ----------
    Total Deferred Charges. . . . . . . . . . . . . . .   806,391     823,148
                                                       ----------  ----------
   Total Assets . . . . . . . . . . . . . . . . . . . .$5,230,231  $5,287,958
                                                       ==========  ==========






The notes on pages 6 through 8 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)

                                                        March 31,   Dec. 31,
                                                          1994        1993
Capitalization and Liabilities

Capitalization
 Common stock equity
      Common stock  . . . . . . . . . . . . . . . . . .  $473,179    $470,640
      Capital in excess of par value. . . . . . . . . .   831,657     824,943
      Retained earnings . . . . . . . . . . . . . . . .   361,092     320,114
                                                       ----------  ----------
 Total common stock equity. . . . . . . . . . . . . . . 1,665,928   1,615,697
 Preferred stock redeemable solely at the
    option of the Company . . . . . . . . . . . . . . .   140,500     140,500
 Preferred stock subject to mandatory
    redemption requirements . . . . . . . . . . . . . .   125,000     125,000
 Long-term debt . . . . . . . . . . . . . . . . . . . . 1,629,519   1,630,629
                                                       ----------  ----------
     Total Capitalization . . . . . . . . . . . . . . . 3,560,947   3,511,826
Current Liabilities
 Current portion of long-term debt
    and preferred stock . . . . . . . . . . . . . . . .   212,025     332,709
 Notes payable. . . . . . . . . . . . . . . . . . . . .    20,400      50,200
 Accounts payable and accrued liabilities . . . . . . .    95,448     111,481
 Interest accrued . . . . . . . . . . . . . . . . . . .    41,076      31,348
 Accumulated deferred federal income taxes. . . . . . .      -          1,132
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   115,016      89,443
                                                       ----------  ----------
      Total Current Liabilities . . . . . . . . . . . .   483,965     616,313

Deferred Credits
 Accumulated deferred investment tax credit . . . . . .   137,068     138,478
 Excess deferred federal income taxes . . . . . . . . .    35,465      36,378
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   167,075     155,413
                                                       ----------  ----------
      Total Deferred Credits. . . . . . . . . . . . . .   339,608     330,269

Accumulated Deferred Federal Income Taxes
 Unfunded future federal income taxes . . . . . . . . .   378,314     380,056
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   431,977     416,545
                                                       ----------  ----------
      Total Accumulated Deferred Federal
       Income Taxes . . . . . . . . . . . . . . . . . .   810,291     796,601

Commitments and Contingencies (Note 3). . . . . . . . .    35,420      32,949
                                                       ----------  ----------
      Total Capitalization and Liabilities. . . . . . .$5,230,231  $5,287,958
                                                       ==========  ==========

The notes on pages 6 through 8 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)
                                  (Thousands)
Periods Ended March 31                                  Three Months
                                                       1994        1993
Operating Activities
 Net Income . . . . . . . . . . . . . . . . . . . .  $84,693     $74,039
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization. . . . . . . . . .   43,420      40,729
   Deferred fuel and purchased gas. . . . . . . . .   12,148       8,996
   Federal income taxes and investment tax credits
     deferred - net . . . . . . . . . . . . . . . .    3,262       3,271
   Unbilled revenue amortization. . . . . . . . . .   (2,115)     (2,229)
 Changes in current operating assets and liabilities:
   Accounts receivable excluding accounts
     receivable sold. . . . . . . . . . . . . . . .  (39,567)    (43,070)
   Accounts receivable sold . . . . . . . . . . . .     -         13,800
   Prepayments. . . . . . . . . . . . . . . . . . .  (21,224)    (13,318)
   Inventory. . . . . . . . . . . . . . . . . . . .   29,337      15,199
   Accounts payable and accrued liabilities . . . .  (16,033)    (12,550)
   Taxes accrued. . . . . . . . . . . . . . . . . .   42,355      32,573
   Interest accrued . . . . . . . . . . . . . . . .    9,728       3,746
 Other-net. . . . . . . . . . . . . . . . . . . . .      499         816
                                                     -------     -------
    Net Cash Provided by Operating Activities . . .  146,503     122,002
                                                     -------     -------
Investing Activities
 Utility plant construction expenditures,
   net of allowance for other funds
   used during construction . . . . . . . . . . . .  (53,557)    (53,630)
 Proceeds received from governmental and
    other sources . . . . . . . . . . . . . . . . .      214       6,466
 Expenditures for other property and investments. .   (3,147)    (10,767)
 Funds set aside for construction expenditures. . .   10,929        -
                                                     -------     -------
    Net Cash Used in Investing Activities . . . . .  (45,561)    (57,931)
                                                     -------     -------
Financing Activities
 Issuance of pollution control notes. . . . . . . .   37,500        -
 Sale of common stock . . . . . . . . . . . . . . .   10,558       7,896
 First mortgage bonds and preferred stock
   repayments, including premiums . . . . . . . . . (156,700)   (108,596)
 Decrease in funds set aside for first
   mortgage bond and preferred stock repayments . .   95,000      86,096
 Long-term notes - net. . . . . . . . . . . . . . .     (500)     10,793
 Notes payable - net. . . . . . . . . . . . . . . .  (29,800)    (11,200)
 Dividends on common and preferred stock. . . . . .  (44,335)    (42,710)
                                                     -------     -------
    Net Cash Used in Financing Activities . . . . .  (88,277)    (57,721)
                                                     -------     -------
Net Increase in Cash and Cash Equivalents . . . . .   12,665       6,350
Cash and Cash Equivalents, Beginning of Period. . .    4,264       3,968
                                                     -------     -------
Cash and Cash Equivalents, End of Period. . . . . .  $16,929     $10,318
                                                     =======     =======

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .  $23,202     $29,142
  Income taxes. . . . . . . . . . . . . . . . . . .   $2,843        -

The notes on pages 6 through 8 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)
                                   (Thousands)


Periods ended March 31                                Three Months
                                                     1994      1993

Balance, beginning of period. . . . . . . . . .    $320,114  $327,040
Add net income. . . . . . . . . . . . . . . . .      84,693    74,039
                                                   --------  --------
                                                    404,807   401,079


Deduct dividends on capital stock:
 Preferred. . . . . . . . . . . . . . . . . . .       4,859     5,201
 Common . . . . . . . . . . . . . . . . . . . .      38,856    37,510
                                                   --------  --------
                                                     43,715    42,711
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .    $361,092  $358,368
                                                   ========  ========





























The notes on pages 6 through 8 are an integral part of the financial statements.

Note 1.   Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of New York State Electric & Gas Corporation's (Company) consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company's annual report for the year ended December 31, 1993. Due to the seasonal nature of the Company's operations, financial results for interim periods are not neces-sarily indicative of trends for a twelve-month period.

Note 2.   Reclassification

     Certain amounts have been reclassified on the consolidated financial statements to conform to the 1994 presentation.

Note 3.   Contingencies

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

     Due to existing and proposed legislation and regulations, and legal proceedings commenced by governmental bodies and others, the Company may also incur costs from the past disposal of hazardous substances produced during the Company's operations or those of its predecessors. The Company has been notified by the U.S. Environmental Protection Agency (EPA) and the New York State Department of Environmental Conservation (NYSDEC) that the Company is among the potentially responsible parties (PRPs) who may be liable to pay for costs incurred to remediate certain hazardous substances at seven waste sites, not including the Company's inactive gas manufacturing sites, which are discussed below. With respect to the seven sites, five sites are included in the New York State Registry of Inactive Hazardous Waste Sites (New York State Registry).

     Any liability may be joint and several for certain of these sites. The ultimate cost to remediate these sites will be dependent on such factors as the remedial action plan selected, the extent of site contamination, and the portion attributed to the Company. The Company has recorded a liability related to four of these seven sites of $1.8 million, which is reflected in the Company's Consolidated Balance Sheets at March 31, 1994 and December 31, 1993. The Company has notified the NYSDEC that it believes it has no responsibility at two sites and has already incurred expenditures related to the remediation at the remaining site. A deferred asset has also been recorded in the amount of $2.6 million, of which $.8 million relates to costs that have already been incurred. The Company believes it will recover these costs, since the Public Service Commission of the State of New York (PSC) has allowed other utilities to recover these types of remediation costs and has allowed the Company to recover similar costs in rates, such as investigation and cleanup costs relating to inactive gas manufacturing sites. This $1.8 million estimate was derived by multiplying the total estimated cost to clean up a particular site by the related Company contribution factor. Estimates of the total cleanup costs were determined by using information related to a particular site, such as investigations performed to date at a site or from the data released by a regulatory agency. In addition, this estimate was based upon currently available facts, existing technology, and presently enacted laws and regulations. The contribution factor is calculated using either the Company's percentage share of the total PRPs named, which assumes all PRPs will contribute equally, or the Company's estimated percentage share of the total hazardous wastes disposed of at a particular site, or by using a 1% contribution factor for those sites at which it believes that it has contributed a minimal amount of hazardous wastes. The Company has notified its former and current insurance carriers that it seeks to recover from them certain of these cleanup costs. However, the Company is unable to predict the amount of insurance recoveries, if any, that it may obtain.

     A number of the Company's inactive gas manufacturing sites have been listed in the New York State Registry. In late March 1994, the Company entered into an Order on Consent with the NYSDEC requiring the Company to investigate and, where necessary, remediate 33 of the Company's 38 known inactive gas manufacturing sites. The schedule for investigating and remediating these 33 sites will be determined through further negotiations with the NYSDEC. The Company has a program to investigate and initiate remediation at its 38 known inactive gas manufacturing sites through the year 2000. Expenditures over this time period are estimated at $27 million, including the impact of the Order on Consent. This estimate was determined by using the Company's experience and knowledge related to these sites as a result of the investigation and remediation that the Company has performed to date. It is based upon currently available facts, existing technology, and presently enacted laws and regulations. This liability, to investigate and initiate remediation, as necessary, at the known inactive gas manufacturing sites, is reflected in the Company's Consolidated Balance Sheets at March 31, 1994 and December 31, 1993, in the amount of $27 million and $25 million, respectively. The Company also has recorded a corresponding deferred asset, since it expects to recover such expenditures in rates, as the Company has previously been allowed by the PSC to recover such costs in rates. The Company has notified its former and current insurance carriers that it seeks to recover from them certain of these cleanup costs. However, the Company is unable to predict the amount of insurance recoveries, if any, that it may obtain.

Note 4.   Restructuring

     In the fourth quarter of 1993, the Company recorded a $26 million restructuring charge. The corporate restructuring reorganized the way the Company delivers services to its electric and natural gas customers beginning in March 1994. The restructuring reduced 1993 earnings available for common stock by approximately $17.2 million or 25 cents per share.

     During the first quarter of 1994, the restructuring resulted in a work force reduction totaling 642 persons throughout the organization, the elimination of customer walk-in services at 28 locations, and the closing of seven electric and natural gas operations facilities. Three additional electric and natural gas operations facilities are scheduled to close later in 1994.

     The work force reduction of 642 employees, which was greater than the Company's target of 600, was accomplished through a voluntary early retirement program and an involuntary severance program. Of the 642 employees, 384 employees accepted the early retirement program and 258 employees were involuntarily severed. The Company estimates the savings, excluding fringe benefits, related to the work force reduction to be approximately $31.5 million, on an annual basis. The Company experienced savings in line with this estimate as the work force decreased in the first quarter of 1994.

Item 2. Management's discussion and analysis of financial condition and results of operations


(a) Results of Operations

Three months ended March 31, 1994 compared with three months ended March 31, 1993:


                                 1994        1993     % Change
                      (Thousands, except Per Share Amounts)

Operating revenues              $565,167    $522,383     8%
Earnings available for
  common stock                   $79,834     $68,838    16%
Average shares outstanding        70,801      69,561     2%
Earnings per share                 $1.13        $.99    14%
Dividends per share                 $.55        $.54     2%


     Operating revenues for the first quarter of 1994 increased $43 million, or 8%, compared to the first quarter of 1993. Revenues rose $15 million because of increases in electric and natural gas rates that became effective in September 1993. Also, higher natural gas sales in 1994 increased revenues this year $12 million. The Company did not have a modified revenue decoupling mechanism (RDM)last year (see the discussion in the next paragraph regarding the RDM). The difference between last year's electric sales and the electric sales levels forecasted for this year accounted for $13 million of the increase in revenues between 1993 and 1994.

     As part of the three year rate settlement agreement reached by the Company with the PSC in September 1993, the Company now has a RDM for electric sales (see Form 10-K for fiscal year ended December 31, 1993, Item 1., Rates and regulatory matters-Rate Matters). Since actual sales may differ significantly from forecasted sales for numerous reasons, revenues collected may be more or less than forecast. The modified RDM, subject to limits defined in the Company's rate settlement agreement, allows the Company to adjust for most of the differences between forecasted and actual sales.

     Earnings per share increased 14 cents, or 14%, for the first quarter of this year. Cost controls and an increase in natural gas sales in 1994, and lower than forecasted electric sales in 1993 due to the sluggish economy in the Company's service territory, were the primary reasons for the increase in earnings as compared to the first quarter of last year.

Operating Results by Business Unit

Electric                         Three Months ended March 31,
                               1994        1993     % Change
                                        (Thousands)
Retail sales-kilowatt-
  hours(kwh)                 3,752,617    3,628,642      3%
Operating revenues            $424,520     $403,558      5%
Operating expenses            $327,609     $311,560      5%


     Electric retail sales increased 3% in the first quarter of 1994 compared to the prior year quarter as a result of colder weather.

     Electric operating revenues increased $21 million, or 5%, for the quarter ended March 31, 1994. An increase in rates effective September 1993, accounted for $11 million, of the increase. The Company did not have a RDM last year. The difference between last year's electric sales and the electric sales levels forecasted for this year accounted for $13 million of the increase in revenues between 1993 and 1994. These increases were partially offset by a $4 million decrease in revenues from sales of electricity to other utilities.

     An increase of $16 million, or 5%, in electric operating expenses for the quarter is primarily attributable to an increase of $7 million in federal income taxes, the result of higher pre-tax book income and an increase of $6 million in electricity purchased, primarily from NUGs. In addition, gross receipts taxes and local taxes increased electric operating expense $3 million. These increases in operating expenses were partially offset by savings related to the work force reduction.

Natural Gas                    Three Months ended March 31,
                         1994           1993         % Change
                                     (Thousands)

Deliveries-
   dekatherms(dth)       26,465         24,452           8%
Retail sales-(dth)       20,717         18,418          12%
Operating revenues     $140,647       $118,825          18%
Operating expenses     $117,568       $100,930          16%


     Natural gas deliveries increased 8% and natural gas retail sales increased 12% in 1994 compared to 1993. The 1994 increases in deliveries, as well as retail sales, were largely because of the colder weather.

     For the quarter ended March 31, 1994, natural gas operating revenues rose $22 million, or 18%, compared to the same quarter in 1993. The increase was primarily due to higher retail sales, the result of colder weather, which added $14 million in revenues, and the increase in rates in September 1993, which added $4 million. Since the Company has a natural gas weather normalization mechanism, a portion of the revenues, net of natural gas purchased, attributable to colder weather, about $2 million, was returned to customers. Amounts collected this year through the gas adjustment clause for higher prices of natural gas purchased increased revenues $6 million.

     The increase in natural gas operating expenses of $17 million, or 16%, is primarily due to an increase in natural gas purchased of $12 million, which is attributable to an increase in retail sales and higher prices of natural gas purchased. Higher federal income taxes, the result of higher pre-tax book income increased operating expenses $3 million. These increases in operating expenses were partially offset by savings related to the work force reduction.


(b) Liquidity and Capital Resources (See Item 1. Financial
Statements- Note 4. Restructuring)

Regulatory Matters

Rate Matters (See Form 10-K for fiscal year ended December 31,
1993, Item 1., Rates and regulatory matters-Rate Matters.)

     On May 1, 1994, the Company filed with the PSC for adjustments to the second year electric and natural gas rate increases in accordance with the terms of the three-year rate settlement agreement. The Company estimates that the total electric price increase for the second rate year, August 1, 1994 through July 31, 1995, will be 9.6%. This increase is primarily due to mandated purchases of electricity from non-utility generators, increases in taxes and sales shortfalls related to mandated conservation programs and the weak economy in New York State. Actual fuel, purchased power, and other costs could vary from estimates causing the estimated total electric price increase to change. The Company also filed for a natural gas base rate increase of 2.3%. This increase does not include changes in natural gas costs, which will be collected through the Gas Adjustment Clause. PSC approval of these adjustments is expected by July 31, 1994.

     The three-year rate settlement agreement provides for incentives for customer service, production cost, and demand-side management (DSM), which could increase the Company's allowed return to 12.3% or decrease it to 9.95% in year one, increase it to 13.05% or decrease it to 10.4% in year two, and increase it to 13.25% or decrease it to 10.2% in year three. During the first quarter of 1994, the Company recorded $.7 million of DSM rewards but did not record any rewards or penalties for customer service or production cost.

Diversification

     Diversification will play an important role in the Company's future. In April 1992, the PSC issued an order allowing the Company to invest up to 5% of its consolidated capitalization (approximately $178 million at March 31, 1994) in one or more subsidiaries that may engage or invest in energy-related or environmental services businesses and provide related services. In May 1993, NGE Enterprises, Inc. (NGE), a wholly-owned subsidiary of the Company, formed a computer software company, EnerSoft Corporation (EnerSoft), to produce and market software applications for natural gas utilities in the post-FERC Order 636 environment.

     A natural gas storage project which NGE and ANR Storage, Inc. planned to develop at a cost of approximately $44 million, has been cancelled because NGE and ANR Storage were unable to come to mutually acceptable terms with the owners of the caverns. NGE continues to investigate other gas storage opportunities with ANR Storage.

     On April 28, 1994, NGE entered into a merger agreement with a company that provides demand-side management and other energy-related services pursuant to which NGE will acquire all of the outstanding stock of that company. The closing is expected to take place in the second quarter of 1994.

     As of May 11, 1994, the Company has invested approximately
$39 million in NGE in order to finance the acquisition mentioned in the prior paragraph and for its investment in EnerSoft.


Financing Activities

     In February 1994, the Company issued a $37,500,000 multi-mode pollution control note to secure a like amount of tax-exempt multi-mode pollution control revenue bonds (Revenue Bonds) issued by a governmental authority. The Revenue Bonds mature on February 1, 2029 and have a structure which enables the Company to optimize the use of short-term rates by allowing for the interest rate to be based on a commercial paper rate, a daily rate, a weekly rate, or an auction rate. The structure also provides flexibility to convert the interest rate to a term rate or a fixed rate, in the event that it is in the Company's best
interest to do so.   The pollution control note bears interest at
the same rate as the Revenue Bonds. The Revenue Bonds currently bear interest at a rate of 2.10% through May 15, 1994. The Revenue Bonds are backed by an irrevocable letter of credit. Proceeds from the Revenue Bonds were used to refund $37,500,000 of one-year adjustable rate pollution control revenue bonds which were issued in 1985. This refunding will result in significant annual interest savings. The maturity date of the Revenue Bonds can be extended, subject to certain conditions, to a date not later than February 1, 2034.

     In February 1993, the Company priced $100 million of 6.05% tax-exempt pollution control bonds, due April 1, 2034. Proceeds from the sale were delivered in April 1994, and $60 million was used in connection with the redemption on May 1, 1994 of $60 million of 12% pollution control bonds, due May 1, 2014. The balance will be used in connection with the redemption on July 1, 1994 of $40 million of 12.3% pollution control bonds, due July 1, 2014. The refunding of those bonds will save approximately $5.3 million annually in interest costs.

Capital Expenditures

     Construction expenditures for the first quarter of 1994 were approximately $54 million and have been primarily for the extension of service, improvements at existing facilities, compliance with the Clean Air Act Amendments of 1990, and environmental requirements.

     The Company plans to develop a natural gas storage project. This project, which will be regulated by the PSC, is expected to cost approximately $16 million and will be used to supplement the Company's natural gas supply. Construction of this project is now scheduled to begin in 1995 and it is expected to be operating for the 1996-97 heating season.

PART II - OTHER INFORM                      ATION


Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - See Exhibit Index.

  (b) Report on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     NEW YORK STATE ELECTRIC & GAS CORPORATION
                                 (Registrant)



                          By  EVERETT A. ROBINSON

                              EVERETT A. ROBINSON
                          Vice President and Controller
                            (Chief Accounting Officer)


Date:  May 11, 1994

                               EXHIBIT INDEX


10-49  --Supplemental Executive Retirement Plan.