Form 10-Q
period 1994-06-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 1994-08-10
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      June 30, 1994
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of July 31, 1994 was 71,473,888.

                            TABLE OF CONTENTS

                                 PART I


                                                            Page

Item 1.      Financial Statements . . . . . . . . . . . . . .  1


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             (a)    Results of Operations . . . . . . . . . .  9
             (b)    Liquidity and Capital Resources . . . . . 14




                                 PART II

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . 18

Item 4.      Submission of Matters to a Vote of Security
             Holders. . . . . . . . . . . . . . . . . . . . . 19


Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 19
             (b)    Reports on Form 8-K . . . . . . . . . . . 19



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 20

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 21

                          PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)
                      (Thousands, except per share amounts)


Periods Ended June 30                     Three Months          Six Months
                                         1994      1993     1994        1993
Operating Revenues
 Electric . . . . . . . . . . . . . .  $340,899 $349,676   $765,419   $753,234
 Natural gas. . . . . . . . . . . . .    47,740   38,925    188,387    157,750
                                        -------  -------  ---------  ---------
      Total Operating Revenues. . . .   388,639  388,601    953,806    910,984
                                        -------  -------  ---------  ---------
Operating Expenses
 Fuel used in electric generation . .    49,576   53,193    117,220    120,180
 Electricity purchased. . . . . . . .    49,870   41,775     95,321     81,566
 Natural gas purchased. . . . . . . .    27,848   17,619    108,130     85,718
 Other operating expenses . . . . . .    81,705   83,577    157,699    164,540
 Maintenance. . . . . . . . . . . . .    28,165   31,922     52,607     54,069
 Depreciation and amortization. . . .    43,634   40,586     87,054     81,315
 Federal income taxes . . . . . . . .    11,814   16,301     60,488     54,698
 Other taxes. . . . . . . . . . . . .    48,243   46,979    107,513    102,356
                                        -------  -------  ---------  ---------
      Total Operating Expenses. . . .   340,855  331,952    786,032    744,442
                                        -------  -------  ---------  ---------
Operating Income. . . . . . . . . . .    47,784   56,649    167,774    166,542
Other Income and Deductions . . . . .        10      180        (15)       129
                                        -------  -------  ---------  ---------
Income Before Interest Charges. . . .    47,794   56,829    167,759    166,671
                                        -------  -------  ---------  ---------
Interest Charges
 Interest on long-term debt . . . . .    33,049   34,022     66,181     68,267
 Other interest . . . . . . . . . . .     3,061    2,673      5,865      5,454
 Allowance for borrowed funds
   used during construction . . . . .      (711)  (1,366)    (1,375)    (2,589)
                                        -------  -------  ---------  ---------
      Interest Charges - Net. . . . .    35,399   35,329     70,671     71,132
                                        -------  -------  ---------  ---------

Net Income. . . . . . . . . . . . . .    12,395   21,500     97,088     95,539
Preferred Stock Dividends . . . . . .     4,650    5,201      9,509     10,402
                                        -------  -------  ---------  ---------
Earnings Available for Common Stock .    $7,745  $16,299    $87,579    $85,137
                                        =======  =======  =========  =========
Earnings Per Share. . . . . . . . . .     $ .11    $ .23      $1.23      $1.22

Dividends Per Share . . . . . . . . .     $ .55    $ .54      $1.10      $1.08

Average Shares Outstanding. . . . . .    71,214   69,836     71,008     69,699





The notes on pages 6 through 8 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)


                                                         June 30,    Dec. 31,
                                                          1994         1993

Assets

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .$4,833,985  $4,777,368
 Natural gas. . . . . . . . . . . . . . . . . . . . . .   393,288     381,389
 Common . . . . . . . . . . . . . . . . . . . . . . . .   146,182     158,986
                                                       ----------  ----------
. . . . . . . . . . . . . . . . . . . . . . . . . . . . 5,373,455   5,317,743
Less accumulated depreciation . . . . . . . . . . . . . 1,594,246   1,535,307
                                                       ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . . 3,779,209   3,782,436
 Construction work in progress. . . . . . . . . . . . .   176,632     143,859
                                                       ----------  ----------
   Total Utility Plant. . . . . . . . . . . . . . . . . 3,955,841   3,926,295

Other Property and Investments, net . . . . . . . . . .   101,131      73,537
Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .    18,185       4,264
 Special deposits . . . . . . . . . . . . . . . . . . .   127,393     145,335
 Accounts receivable, net . . . . . . . . . . . . . . .   169,934     181,586
 Fuel, at average cost. . . . . . . . . . . . . . . . .    45,722      54,791
 Materials and supplies, at average cost. . . . . . . .    48,372      48,910
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    30,819      30,092
 Accumulated deferred federal income
    tax benefits. . . . . . . . . . . . . . . . . . . .    24,139         -
                                                       ----------  ----------
   Total Current Assets . . . . . . . . . . . . . . . .   464,564     464,978

Deferred Charges
 Unfunded future federal income taxes . . . . . . . . .   377,382     380,056
 Unamortized debt expense . . . . . . . . . . . . . . .   115,042     112,059
 Demand-side management program costs . . . . . . . . .    71,303      73,113
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   248,974     257,920
                                                       ----------  ----------
   Total Deferred Charges . . . . . . . . . . . . . . .   812,701     823,148
                                                       ----------  ----------
   Total Assets . . . . . . . . . . . . . . . . . . . .$5,334,237  $5,287,958
                                                       ==========  ==========






The notes on pages 6 through 8 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)
                                                           June 30,   Dec. 31,
                                                          1994        1993
Capitalization and Liabilities

Capitalization
 Common stock equity
      Common stock  . . . . . . . . . . . . . . . . . .  $476,094    $470,640
      Capital in excess of par value. . . . . . . . . .   839,687     824,943
      Retained earnings . . . . . . . . . . . . . . . .   329,765     320,114
                                                       ----------  ----------
 Total common stock equity. . . . . . . . . . . . . . . 1,645,546   1,615,697
 Preferred stock redeemable solely at the
    option of the Company . . . . . . . . . . . . . . .   140,500     140,500
 Preferred stock subject to mandatory
    redemption requirements . . . . . . . . . . . . . .   125,000     125,000
 Long-term debt . . . . . . . . . . . . . . . . . . . . 1,748,939   1,630,629
                                                       ----------  ----------
      Total Capitalization. . . . . . . . . . . . . . . 3,659,985   3,511,826
Current Liabilities
 Current portion of long-term debt
    and preferred stock . . . . . . . . . . . . . . . .   148,745     332,709
 Notes payable. . . . . . . . . . . . . . . . . . . . .    76,100      50,200
 Accounts payable and accrued liabilities . . . . . . .    95,755     111,481
 Interest accrued . . . . . . . . . . . . . . . . . . .    31,198      31,348
 Accumulated deferred federal income taxes. . . . . . .      -          1,132
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   105,085      89,443
                                                       ----------  ----------
      Total Current Liabilities . . . . . . . . . . . .   456,883     616,313

Deferred Credits and Other Liabilities
 Accumulated deferred investment tax credit . . . . . .   135,568     138,478
 Excess deferred federal income taxes . . . . . . . . .    34,551      36,378
 Other postretirement benefits. . . . . . . . . . . . .    43,730      28,074
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   153,806     127,339
                                                       ----------  ----------
      Total Deferred Credits. . . . . . . . . . . . . .   367,655     330,269

Accumulated Deferred Federal Income Taxes
 Unfunded future federal income taxes . . . . . . . . .   377,382     380,056
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   437,136     416,545
                                                       ----------  ----------
      Total Accumulated Deferred Federal
       Income Taxes . . . . . . . . . . . . . . . . . .   814,518     796,601

Commitments and Contingencies (Note 3)
 Liability for environmental restoration. . . . . . . .    28,100      26,800
 Other. . . . . . . . . . . . . . . . . . . . . . . . .     7,096       6,149
                                                       ----------  ----------
      Total Commitments and Contingencies . . . . . . .    35,196      32,949
                                                       ----------  ----------
      Total Capitalization and Liabilities. . . . . . .$5,334,237  $5,287,958
                                                       ==========  ==========
The notes on pages 6 through 8 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)
                                  (Thousands)
Periods Ended June 30                                     Six Months
                                                       1994        1993
Operating Activities
 Net Income . . . . . . . . . . . . . . . . . . . .  $97,088     $95,539
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization. . . . . . . . . .   87,054      81,315
   Deferred fuel and purchased gas. . . . . . . . .    8,831      (2,401)
   Federal income taxes and investment tax credits
     deferred - net . . . . . . . . . . . . . . . .  (14,540)     10,945
   Unbilled revenue amortization. . . . . . . . . .   (3,125)     (3,726)
 Changes in current operating assets and liabilities:
   Accounts receivable excluding accounts
     receivable sold. . . . . . . . . . . . . . . .   11,652      18,549
   Accounts receivable sold . . . . . . . . . . . .     -         13,800
   Inventory. . . . . . . . . . . . . . . . . . . .    9,607      10,811
   Accounts payable and accrued liabilities . . . .  (15,726)     (8,763)
   Taxes accrued. . . . . . . . . . . . . . . . . .   21,384      13,790
 Other-net. . . . . . . . . . . . . . . . . . . . .   46,290     (18,214)
                                                     -------     -------
    Net Cash Provided by Operating Activities . . .  248,515     211,645
                                                     -------     -------
Investing Activities
 Utility plant construction expenditures,
   net of allowance for other funds
   used during construction . . . . . . . . . . . . (114,806)   (115,011)
 Proceeds received from governmental and
    other sources . . . . . . . . . . . . . . . . .    1,802       7,095
 Expenditures for other property and investments. .  (30,106)    (10,496)
 Funds restricted for construction expenditures . .   23,326        -
                                                     -------     -------
    Net Cash Used in Investing Activities . . . . . (119,784)   (118,412)
                                                     -------     -------
Financing Activities
 Issuance of pollution control notes and
    first mortgage bonds. . . . . . . . . . . . . .  201,000      49,124
 Sale of common stock . . . . . . . . . . . . . . .   21,298      17,772
 Pollution control notes, preferred stock, and
    first mortgage bond repayments,
    including premiums. . . . . . . . . . . . . . . (215,500)   (161,441)
 Revolving credit agreement repayment . . . . . . .  (50,000)       -
 Changes in funds set aside for pollution
   control notes, preferred stock, and first
   mortgage bond repayments . . . . . . . . . . . .   (8,500)     86,096
 Long-term notes - net. . . . . . . . . . . . . . .   (1,020)      9,993
 Notes payable - net. . . . . . . . . . . . . . . .   25,900      (5,000)
 Dividends on common and preferred stock. . . . . .  (87,988)    (85,560)
                                                     -------     -------
    Net Cash Used in Financing Activities . . . . . (114,810)    (89,016)
                                                     -------     -------
Net Increase in Cash and Cash Equivalents . . . . .   13,921       4,217
Cash and Cash Equivalents, Beginning of Period. . .    4,264       3,968
                                                     -------     -------
Cash and Cash Equivalents, End of Period. . . . . .  $18,185      $8,185
                                                     =======     =======

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .  $65,748     $72,353
  Income taxes. . . . . . . . . . . . . . . . . . .  $40,076     $21,435

The notes on pages 6 through 8 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)
                                   (Thousands)


Periods ended June 30                                  Six Months
                                                     1994      1993

Balance, beginning of period. . . . . . . . . .    $320,114  $327,040
Add net income. . . . . . . . . . . . . . . . .      97,088    95,539
                                                   --------  --------
                                                    417,202   422,579


Deduct dividends on capital stock:
 Preferred. . . . . . . . . . . . . . . . . . .       9,509    10,402
 Common . . . . . . . . . . . . . . . . . . . .      77,928    75,158
                                                   --------  --------
                                                     87,437    85,560
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .    $329,765  $337,019
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

     Any liability may be joint and several for certain of these sites. The ultimate cost to remediate these sites will be dependent on such factors as the remedial action plan selected, the extent of site contamination, and the portion attributed to the Company. The Company has recorded a liability related to four of these seven sites, which is reflected in the Company's Consolidated Balance Sheets at June 30, 1994 and December 31, 1993, in the amount of $1.1 million and $1.8 million, respectively. The Company has notified the NYSDEC that it believes it has no responsibility at two sites and has already incurred expenditures related to the remediation at the remaining site. A deferred asset has also been recorded in the amount of $2.0 million, of which $.9 million relates to costs that have already been incurred. The Company believes it will recover these costs, since the Public Service Commission of the State of New York (PSC) has allowed other utilities to recover these types of remediation costs and has allowed the Company to recover similar costs in rates, such as investigation and cleanup costs relating to inactive gas manufacturing sites. The estimated liability of $1.1 million was derived by multiplying the total estimated cost to clean up a particular site by the related Company contribution factor. Estimates of the total cleanup costs were determined by using information related to a particular site, such as investigations performed to date at a site or from the data released by a regulatory agency. In addition, this estimate was based upon currently available facts, existing technology, and presently enacted laws and regulations. The contribution factor is calculated using either the Company's percentage share of the total PRPs named, which assumes all PRPs will contribute equally, or the Company's estimated percentage share of the total hazardous wastes disposed of at a particular site, or by using a 1% contribution factor for those sites at which it believes that it has contributed a minimal amount of hazardous wastes. The Company has notified its former and current insurance carriers that it seeks to recover from them certain of these cleanup costs. However, the Company is unable to predict the amount of insurance recoveries, if any, that it may obtain.

     A number of the Company's inactive gas manufacturing sites have been listed in the New York State Registry. In late March 1994, the Company entered into an Order on Consent with the NYSDEC requiring the Company to investigate and, where necessary, remediate 33 of the Company's 38 known inactive gas manufacturing sites. The schedule for investigating and remediating these 33 sites will be determined through further negotiations with the NYSDEC. The Company has a program to investigate and initiate remediation at its 38 known inactive gas manufacturing sites through the year 2000. Expenditures over this time period are estimated at $27 million, including the impact of the Order on Consent. This estimate was determined by using the Company's experience and knowledge related to these sites as a result of the investigation and remediation that the Company has performed to date. It is based upon currently available facts, existing technology, and presently enacted laws and regulations. This liability to investigate and initiate remediation, as necessary, at the known inactive gas manufacturing sites is reflected in the Company's Consolidated Balance Sheets at June 30, 1994, and December 31, 1993, in the amount of $27 million and $25 million, respectively. The Company also has recorded a corresponding deferred asset, since it expects to recover such expenditures in rates, as the Company has previously been allowed by the PSC to recover such costs in rates. The Company has notified its former and current insurance carriers that it seeks to recover from them certain of these cleanup costs. However, the Company is unable to predict the amount of insurance recoveries, if any, that it may obtain.

Note 4.   Restructuring

     In the fourth quarter of 1993, the Company recorded a $26 million restructuring charge. The corporate restructuring reorganized the way the Company delivers services to its electric and natural gas customers beginning in March 1994. The restructuring reduced 1993 earnings available for common stock by approximately $17.2 million or 25 cents per share.

     During the first quarter of 1994, the restructuring resulted in a work force reduction totaling 642 persons throughout the organization, the elimination of customer walk-in services at 28 locations, and the closing of seven electric and natural gas operations facilities. The closing of additional electric and natural gas operations facilities will continue to be evaluated in 1995.

     The work force reduction of 642 employees, which was greater than the Company's target of 600, was accomplished through a voluntary early retirement program and an involuntary severance program. Of the 642 employees, 384 employees accepted the early retirement program and 258 employees were involuntarily severed. The Company estimates the savings, excluding fringe benefits, related to the work force reduction to be approximately $31.5 million, on an annual basis. As the work force decreased, the Company experienced savings in line with this estimate for the first and second quarters of 1994.

Item 2. Management's discussion and analysis of financial condition and results of operations


(a) Results of Operations

Three months ended June 30, 1994 compared with three months ended
June 30, 1993:

                                    1994        1993     % Change
                      (Thousands, except Per Share Amounts)

Operating revenues                $388,639      $388,601      -%
Earnings available for
  common stock                      $7,745       $16,299    (52%)
Average shares outstanding          71,214        69,836      2%
Earnings per share                    $.11          $.23    (52%)
Dividends per share                   $.55          $.54      2%


     Operating revenues for the second quarter of 1994 were flat compared to the second quarter of 1993. Increases in electric and natural gas rates that became effective in September 1993, contributed $11 million in revenues this year and the higher prices of natural gas purchased, which are passed on to customers, contributed $7 million. The Company's modified revenue decoupling mechanism (RDM) (See the discussion in the next paragraph regarding the RDM) includes revenues lost due to demand-side management (DSM) programs. Last year, although the Company did not have a RDM, it was allowed to record revenues lost due to DSM programs. Revenues increased $1 million this year as a result of the difference between the RDM, which provided $6 million this year and the amount the Company recorded last year for revenues lost due to DSM programs, which was $5 million. In June 1994, the Company recorded a production cost penalty for 1993 that decreased revenues $13 million (See (b) Liquidity and Capital Resources- Regulatory Matters-Rate Matters). Also, revenues from DSM rewards earned this year were $5 million lower than last year.

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

     Earnings per share decreased 12 cents, or 52%, for the second quarter of this year primarily as a result of the $13 million, or 12 cents per share, production cost penalty for 1993. Earnings for the second quarter also reflect a charge of $3 million, or 3 cents per share, which represents the Company's share of a voluntary early retirement program offered by Pennsylvania Electric Company (Penelec). The Company is a joint owner of the Homer City Generating Station with Penelec, which operates the facility. In addition, a decrease in the DSM rewards earned this year reduced earnings 5 cents per share. These decreases were offset by lower maintenance costs of 8 cents per share, primarily the result of cost controls and the work force reduction program.

     The Company does not expect to earn its allowed return on common equity in 1994, primarily as a result of the 1993 production cost penalty and the short-term impact of its start-up diversification efforts (See (b) Liquidity and Capital Resources-
Diversification).

Six months ended June 30, 1994 compared with six months ended
June 30, 1993:


                                    1994        1993     % Change
                      (Thousands, except Per Share Amounts)

Operating revenues                $953,806     $910,984        5%
Earnings available for
  common stock                     $87,579      $85,137        3%
Average shares outstanding          71,008       69,699        2%
Earnings per share                   $1.23        $1.22        1%
Dividends per share                  $1.10        $1.08        2%


     Operating revenues for the first six months of 1994 increased $43 million, or 5%, compared to the same period last year. Revenues rose $27 million because of increases in electric and natural gas rates that became effective in September 1993, and higher electric and natural gas retail sales in 1994 which increased revenues $25 million. Also, revenues increased $13 million due to higher prices of natural gas purchased, which are passed on to customers. The Company's RDM includes revenues lost due to DSM programs. Last year, although the Company did not have a RDM, it was allowed to record revenues lost due to DSM programs. Revenues decreased $3 million this year as a result of the difference between the RDM, which provided $7 million this year and the amount the Company recorded last year for revenues
lost due to DSM programs, which was $10 million.   The Company
recorded a production cost penalty for 1993 that decreased revenues $13 million this year. Revenues from DSM incentives earned this year were $6 million less than last year.

     Earnings per share increased 1 cent, or 1%, for the first six months of this year as compared to last year. Electric retail sales decreased in 1993 due to the sluggish economy in the Company's service territory. As a result of this decrease, 1993 earnings decreased by 11 cents per share. In addition, lower maintenance costs, primarily the result of cost controls and the work force reduction program, increased 1994 earnings by 5 cents per share. These increases were substantially offset by the production cost penalty for 1993 that decreased earnings this year by 12 cents per share and a reduction in the amount of DSM incentives earned this year, which decreased earnings by 6 cents per share.

     The Company does not expect to earn its allowed return on common equity in 1994, primarily as a result of the 1993 production cost penalty and the short-term impact of its start-up diversification efforts (See (b) Liquidity and Capital Resources-
Diversification).

Operating Results by Business Unit

Electric                         Three Months ended June 30,
                                  1994        1993     % Change
                                        (Thousands)
Retail sales-kilowatt-
  hours(kwh)                    2,981,628    2,973,406        -%
Operating revenues               $340,899     $349,676       (3%)
Operating expenses               $293,280     $293,177        -%



     Electric operating revenues decreased $9 million, or 3%, for the quarter ended June 30, 1994, primarily as a result of the $13 million production cost penalty for 1993. Excluding the production cost penalty, electric revenues increased by $4 million for this quarter. An increase in rates that became effective September 1993, contributed $9 million in revenues this year. The Company's RDM includes revenues lost due to DSM programs. Last year, although the Company did not have a RDM, it was allowed to record revenues lost due to DSM programs.
Revenues increased $1 million this year as a result of the difference between the RDM, which provided $6 million this year and the amount the Company recorded last year for revenues lost
due to DSM programs, which was $5 million.   Revenues from DSM
incentives earned this year were $5 million lower than last year.

     Electric operating expenses for the quarter ended June 30, 1994, were even with last year. The total cost of electricity purchased increased $8 million primarily due to purchases from non-utility generators (NUGs). In addition, depreciation increased $3 million and gross receipts taxes and local taxes increased $2 million. These increases were partially offset by a $4 million decrease in fuel used in electric generation. Also, a decrease of $4 million in federal income taxes (the result of lower pre-tax book income), cost controls, and savings related to the work force reduction program reduced operation expenses.

                                    Six Months ended June 30,
                                   1994        1993     % Change
                                        (Thousands)
Retail sales-kilowatt-
  hours(kwh)                   6,734,245     6,602,048         2%
Operating revenues              $765,419      $753,234         2%
Operating expenses              $620,889      $604,737         3%


     Electric retail sales increased 2% for the first six months of 1994 compared to the first six months of 1993 as a result of the colder weather during the first quarter of this year.

     Electric operating revenues increased $12 million, or 2%, for the six months ended June 30, 1994, due primarily to the increase in rates effective September 1993, which increased revenues by $21 million, and an increase in retail sales, which increased revenues by $13 million. The Company's RDM includes revenues lost due to DSM programs. Last year, although the Company did not have a RDM, it was allowed to record revenues lost due to DSM programs. Revenues decreased $3 million this year as a result of the difference between the RDM, which provided $7 million this year and the amount the Company recorded last year for revenues lost due to DSM programs, which was $10 million. The Company recorded a $13 million production cost
penalty for 1993 that decreased revenues this year.   Also,
revenues from DSM incentives earned this year were $6 million less than last year.

     An increase of $16 million, or 3%, in electric operating expenses for the six months is primarily attributable to an increase of $14 million in electricity purchased, primarily due to purchases from NUGs and an increase of $3 million in higher federal income taxes, the result of higher pre-tax book income. In addition, depreciation increased $5 million and gross receipts taxes and local taxes increased $4 million. These increases in operating expenses were partially offset by cost controls and savings related to the work force reduction.

Natural Gas                    Three Months ended June 30,
                            1994           1993         % Change
                                     (Thousands)

Deliveries-
   dekatherms(dth)          9,043           9,576            (6%)
Retail sales-(dth)          4,960           5,266            (6%)
Operating revenues        $47,740         $38,925             23%
Operating expenses        $47,575         $38,775             23%


     Natural gas deliveries and natural gas retail sales decreased 6% in 1994 compared to 1993, primarily due to warmer than normal weather in the second quarter.

     For the quarter ended June 30, 1994, natural gas operating revenues rose $9 million, or 23%, compared to the same quarter in 1993. Amounts collected this year from customers through the gas adjustment clause for higher prices of natural gas purchased increased revenues $7 million. Also, higher natural gas rates effective in September 1993 increased revenues by $2 million.

     The increase in natural gas operating expenses of $9 million, or 23%, is primarily due to an increase in natural gas purchased of $10 million, which is attributable to higher prices of natural gas purchased. This increase in operating expenses was partially offset by savings related to the work force reduction.


                                 Six Months ended June 30,
                            1994           1993         % Change
                                     (Thousands)

Deliveries-
   dekatherms(dth)          35,508           34,029           4%
Retail sales-(dth)          25,677           23,684           8%
Operating revenues        $188,387         $157,750          19%
Operating expenses        $165,143         $139,705          18%


     Natural gas deliveries increased 4% and natural gas retail sales increased 8% for the first six months of 1994 compared to the first six months of 1993. The 1994 increases in deliveries, as well as retail sales, were largely because of the colder weather in the first quarter of this year.

     For the six months ended June 30, 1994, natural gas operating revenues rose $31 million, or 19%, compared to the six months ended June 30, 1993. The increase was primarily due to higher retail sales, which added $12 million in revenues, primarily the result of colder weather, and the increase in rates in September 1993, which added $6 million. Since the Company has a natural gas weather normalization mechanism, $2 million of revenues was returned to customers. Amounts collected this year from customers through the gas adjustment clause for higher prices of natural gas purchased increased revenues $13 million.

     The increase in natural gas operating expenses of $25 million, or 18%, is primarily due to an increase in natural gas purchased of $22 million, which is attributable to an increase in retail sales and higher prices of natural gas purchased. Higher federal income taxes, the result of higher pre-tax book income increased operating expenses $3 million.

(b) Liquidity and Capital Resources (See Item 1. Financial
Statements- Note 4. Restructuring)

Regulatory Matters

Rate Matters (See Form 10-K for fiscal year ended December 31,
1993, Item 1., Rates and regulatory matters-Rate Matters.)

     On May 1, 1994, the Company filed with the PSC for adjustments to the second year electric and natural gas rates in accordance with the terms of the three-year rate settlement agreement (Agreement)(See Form 10-Q for quarter ended March 31, 1994, Item 2., Regulatory Matters - Rate Matters). On June 14, 1994, the Company revised its filing to include updated estimates of revenues, costs, and incentives for the first rate year. In addition, the Company took certain voluntary actions to lower the estimated total electric price increase to 7.8% and the natural gas base rate increase to 1.9%. On July 26, 1994, the PSC approved these increases, which were effective August 1, 1994.

     The total electric price increase is primarily due to increases in mandated purchases of electricity from NUGs, increases in taxes, and sales shortfalls related to mandated conservation programs and the weak economy in New York State. Actual fuel, purchased power, and other costs recovered through the Fuel Adjustment Clause could vary from estimates causing the total electric price increase to change. The natural gas base rate increase of 1.9% does not include changes in the cost of natural gas from suppliers, which are collected through the Gas Adjustment Clause.

     The Agreement provides incentives (rewards or penalties) to the Company for controlling production costs, improving customer service, and DSM programs, which could increase the Company's allowed return to 12.3% or decrease it to 9.95% in year one, increase it to 13.05% or decrease it to 10.4% in year two, and increase it to 13.25% or decrease it to 10.2% in year three. In June 1994, the Company estimated and recorded a $13 million, or 12 cents per share, production cost penalty for 1993, which is the maximum provided by the Agreement.

     The production cost penalty is based on a comparison of the relative changes in the Company's production costs per megawatt-hour of retail sales from a base period (1989-1992) to 1993 versus the same comparison for a 19-company peer group, which includes the Company. The Company calculated the penalty based on data that was reported in the peer group's Federal Energy Regulatory Commission Form 1 Reports, which were received in May 1994. The Company's production cost penalty for 1993 was primarily due to a significant increase in retail sales for the peer group as compared to the Company's retail sales. This penalty also resulted from higher electric production cost increases for the Company as compared to the peer group.

     The Company cannot currently estimate future production cost incentives (PCI) since the peer group data needed to calculate the PCI is not yet available. The maximum PCI allowed by the Agreement for 1994 is a reward or penalty of $17.5 million. The Company's recent cost reduction efforts should help improve the 1994 PCI performance.

Flexible, Negotiable Rate Tariffs (See Form 10-K for fiscal year ended December 31, 1993, Item 1., Rates and regulatory matters-
Rate Matters)

     In July 1994, the PSC issued an opinion in its generic proceeding to study the broad subject of flexible, competitive rates. This opinion approved flexible rate discounts for non-residential electric customers having competitive alternatives. In conjunction with approving the offering of discounts, the PSC adopted several guidelines. These guidelines reaffirm most of the flexible pricing program the Company has been implementing. The PSC also announced its intention to institute a second phase of this proceeding to investigate issues associated with regulation in a more competitive marketplace. A separate order instituting this proceeding is expected to be issued shortly.

Diversification

     Diversification will play an important role in the Company's future. In April 1992, the PSC issued an order allowing the Company to invest up to 5% of its consolidated capitalization ($183 million at June 30, 1994) in one or more subsidiaries that may engage or invest in energy-related or environmental services businesses and provide related services.

     In May 1993, NGE Enterprises, Inc. (NGE), a wholly-owned subsidiary of the Company, formed a computer software company, EnerSoft Corporation (EnerSoft), to produce and market software applications for the natural gas industry in the post-FERC Order 636 environment. Progress at EnerSoft has been slower than anticipated as it is taking longer than expected to bring the software products and services to market. As a result, NGE has invested a greater amount in EnerSoft than originally projected and, like most start-up companies, EnerSoft has been incurring operating losses. It is anticipated that EnerSoft will continue to incur operating losses in the near term.

     In June 1994, NGE acquired all of the outstanding stock of Xenergy, Inc., an energy services, information systems and consulting company, that specializes in energy management, conservation engineering and demand-side management.

     As of August 10, 1994, the Company has invested approximately $42 million in NGE in order to finance the acquisition of Xenergy and for the investment in EnerSoft.

     A natural gas storage project which NGE and ANR Storage, Inc. planned to develop at a cost of approximately $44 million, has been cancelled because NGE and ANR Storage were unable to come to mutually acceptable terms with the owners of the caverns. NGE continues to investigate other gas storage opportunities with ANR Storage.

Common Stock Dividend Policy

     In July 1994, the Board of Directors maintained the quarterly common stock dividend at 55 cents per share. During each of the past five years, the dividend had been increased 2% in July.

     Changes in the electric utility industry dictate that companies continually review their financial policies. The Company remains concerned about its high common stock dividend payout ratio, particularly in light of weak earnings, increasing competitive pressures, a sluggish economy, and rate pressures caused primarily by NUGs. A high dividend payout reduces the Company's financial flexibility at a time when management must position the Company for the transition from a regulated to a more competitive environment.

     The Board of Directors will continue to review the common stock dividend on a quarterly basis to ensure that the dividend level is consistent with the Company's long-term best interest. While management will continue to do all it can to improve earnings, the common stock dividend may need to be reduced to achieve the financial flexibility necessary for a competitive environment.

Financing Activities

     In June 1994, the Company issued a $63.5 million multi-mode pollution control note to secure a like amount of tax-exempt multi-mode pollution control revenue bonds (Revenue Bonds) issued by a governmental authority. The Revenue Bonds mature on June 1, 2029, and have a structure which enables the Company to optimize the use of short-term rates by allowing for the interest rate to be based on a commercial paper rate, a daily rate, a weekly rate, or an auction rate. The structure also provides flexibility to convert the interest rate to a term rate or a fixed rate, in the
event that it is in the Company's best interest to do so.   The
pollution control note bears interest at the same rate as the Revenue Bonds. The Revenue Bonds currently bear interest at a rate of 2.95% through December 6, 1994. The Revenue Bonds are backed by an irrevocable letter of credit. Proceeds from the Revenue Bonds were used to refund on July 15, 1994, $63.5 million of one-year adjustable rate pollution control revenue bonds which were issued in 1985. The maturity date of the Revenue Bonds can be extended, subject to certain conditions, to a date not later than June 1, 2034. This is similar to a $37.5 million multi-mode pollution control note issued in the first quarter of this year to refund a like amount of one-year adjustable rate pollution control revenue bonds (See Form 10-Q for quarter ended March 31, 1994, Item 2., Financing Activities).

     In February 1993, the Company priced $100 million of 6.05% tax-exempt pollution control bonds, due April 1, 2034. Proceeds from the sale were delivered in April 1994, and $60 million was used in connection with the redemption on May 1, 1994, of $60 million of 12% pollution control bonds, due May 1, 2014. The balance was used in connection with the redemption on July 1, 1994, of $40 million of 12.3% pollution control bonds, due July 1, 2014. The refunding of those bonds will save approximately $5.3 million annually in interest costs.

     In June 1994, the ratings on the Company's first mortgage bonds, unsecured pollution control notes, and preferred stock were lowered by Standard & Poor's (S&P). In June 1993, S&P had upgraded those ratings. Subsequently, in October 1993, S&P concluded that more stringent financial benchmarks were necessary in their ratings evaluation of utilities to reflect increasing competition and mounting business risk. As a result, S&P lowered the ratings outlook for about one-third of the utility industry, including the Company. Since then, the Company and the majority of utilities with lowered outlooks who have gone through their annual review by S&P have had their ratings lowered.

     S&P stated that their ratings downgrade reflects concerns about the Company's ability to achieve adequate financial improvement in view of a deteriorating competitive position, minimal sales growth potential, and difficulty in achieving earnings incentive targets. Despite these concerns, S&P noted that financial improvement is anticipated, driven by rate relief, significant cost cutting and debt reductions tied to lower construction spending.

Capital Expenditures

     Construction expenditures for the first six months of 1994 were approximately $115 million and have been primarily for the extension of service, improvements at existing facilities, compliance with the Clean Air Act Amendments of 1990, and environmental requirements.

     The Company plans to develop a natural gas storage project. This project, which will be regulated by the PSC, is expected to cost approximately $59 million and will be used to supplement the Company's natural gas supply. The project will consist of a natural gas storage facility, a 20-mile pipeline and a 35-mile pipeline. Construction of this project is now scheduled to begin in 1995 and it is expected to be operating for the 1996-97 heating season.

PART II - OTHER INFORM                      ATION

Item 1.  Legal Proceedings

(a) By complaint dated October 31, 1991, General Motors Corporation (GM) commenced a lawsuit against the Company in the
U. S. District Court for the Western District of New York. GM alleges, among other claims, that the Company violated various federal antitrust laws in connection with billings for electric service provided by the Company at GM's Harrison Radiator Plant at Lockport, New York. GM's claims are for damages incurred and to be incurred. The Company estimates that GM is claiming approximately $8 million, after trebling. The Company believes that it has not violated the federal antitrust laws and that this lawsuit is without merit.

     On October 5, 1993, the Magistrate to whom the case had been referred issued a decision recommending that GM's complaint be dismissed. On July 12, 1994, the District Judge responsible for the case, after reviewing GM's exceptions to the decision and the Company's reply, decided to adopt the Magistrate's recommended decision in its entirety. GM has the right to appeal this decision to the United States Court of Appeals for the Second Circuit.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on May 13, 1994. The following matter was voted upon:

     The election of four directors:

   Nominees       Cumulative Votes For  Cumulative Votes Withheld
E. A. Gilmour        61,137,802                 31,526
A. E. Kintigh        61,239,186                132,910
A. G. Marshall       60,815,981                290,295
R. A. Plane          61,232,135                125,859


Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - See Exhibit Index.

  (b) Reports on Form 8-K

     Reports on Forms 8-K and 8-K/A dated June 9, 1994, were filed during the quarter to report certain information under Item
5, "Other Events."

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


                     NEW YORK STATE ELECTRIC & GAS CORPORATION
                                 (Registrant)



                          By  EVERETT A. ROBINSON

                              EVERETT A. ROBINSON
                          Vice President and Controller
                            (Chief Accounting Officer)


Date:  August 10, 1994

                               EXHIBIT INDEX


(A) 10-50  --Supplemental Executive Retirement Plan Amendment
             No. 10.







     The Company agrees to furnish to the Commission, upon request, a copy of the Participation Agreement dated as of June 1, 1994, between the Company and New York State Energy Research and Development Authority relating to Pollution Control Refunding Revenue Bonds (1994 Series C). The total amount of securities authorized under such agreement does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.







(A) Management contract or compensatory plan or arrangement.