Form 10-Q
period 1994-09-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 1994-11-09
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      September 30, 1994
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of October 31, 1994 was 71,502,827.

                            TABLE OF CONTENTS

                                 PART I


                                                            Page

Item 1.      Financial Statements . . . . . . . . . . . . . .  1


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             (a)    Results of Operations . . . . . . . . . .  9
             (b)    Liquidity and Capital Resources . . . . . 13




                                 PART II

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . 19


Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 20
             (b)    Reports on Form 8-K . . . . . . . . . . . 20



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 22

                          PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)
                      (Thousands, except per share amounts)


Periods Ended September 30                Three Months         Nine Months
                                         1994      1993     1994        1993
Operating Revenues
 Electric . . . . . . . . . . . . . .  $408,805 $371,303 $1,174,224 $1,124,537
 Natural gas. . . . . . . . . . . . .    23,646   25,107    212,033    182,857
                                        -------  -------  ---------  ---------
      Total Operating Revenues. . . .   432,451  396,410  1,386,257  1,307,394
                                        -------  -------  ---------  ---------
Operating Expenses
 Fuel used in electric generation . .    59,500   63,944    176,720    184,124
 Electricity purchased. . . . . . . .    72,675   36,988    167,996    118,554
 Natural gas purchased. . . . . . . .    10,842    9,524    118,972     95,242
 Other operating expenses . . . . . .    82,918   81,102    240,617    245,642
 Maintenance. . . . . . . . . . . . .    27,107   27,205     79,714     81,274
 Depreciation and amortization. . . .    43,961   41,413    131,015    122,728
 Federal income taxes . . . . . . . .    21,438   20,763     81,926     75,461
 Other taxes. . . . . . . . . . . . .    50,659   49,363    158,172    151,719
                                        -------  -------  ---------  ---------
      Total Operating Expenses. . . .   369,100  330,302  1,155,132  1,074,744
                                        -------  -------  ---------  ---------
Operating Income. . . . . . . . . . .    63,351   66,108    231,125    232,650
Other Income and Deductions . . . . .       728    1,417        713      1,546
                                        -------  -------  ---------  ---------
Income Before Interest Charges. . . .    64,079   67,525    231,838    234,196
                                        -------  -------  ---------  ---------
Interest Charges
 Interest on long-term debt . . . . .    30,221   33,365     96,402    101,632
 Other interest . . . . . . . . . . .     3,418    2,703      9,283      8,157
 Allowance for borrowed funds
   used during construction . . . . .      (513)  (1,084)    (1,888)    (3,673)
                                        -------  -------  ---------  ---------
      Interest Charges - Net. . . . .    33,126   34,984    103,797    106,116
                                        -------  -------  ---------  ---------

Net Income. . . . . . . . . . . . . .    30,953   32,541    128,041    128,080
Preferred Stock Dividends . . . . . .     4,702    5,201     14,211     15,603
                                        -------  -------  ---------  ---------
Earnings Available for Common Stock .   $26,251  $27,340   $113,830   $112,477
                                        =======  =======  =========  =========
Earnings Per Share. . . . . . . . . .      $.37     $.39      $1.60      $1.61

Dividends Per Share . . . . . . . . .      $.55     $.55      $1.65      $1.63

Average Shares Outstanding. . . . . .    71,490   70,119     71,171     69,841





The notes on pages 6 through 8 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)


                                                        Sept. 30,    Dec. 31,
                                                          1994         1993

Assets

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .$4,876,276  $4,777,368
 Natural gas. . . . . . . . . . . . . . . . . . . . . .   402,624     381,389
 Common . . . . . . . . . . . . . . . . . . . . . . . .   142,768     158,986
                                                       ----------  ----------
. . . . . . . . . . . . . . . . . . . . . . . . . . . . 5,421,668   5,317,743
 Less accumulated depreciation. . . . . . . . . . . . . 1,625,433   1,535,307
                                                       ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . . 3,796,235   3,782,436
 Construction work in progress. . . . . . . . . . . . .   161,964     143,859
                                                       ----------  ----------
   Total Utility Plant. . . . . . . . . . . . . . . . . 3,958,199   3,926,295

Other Property and Investments, net . . . . . . . . . .   102,827      73,537
Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .     8,644       4,264
 Special deposits . . . . . . . . . . . . . . . . . . .    14,185     145,335
 Accounts receivable, net . . . . . . . . . . . . . . .   132,816     181,586
 Fuel, at average cost. . . . . . . . . . . . . . . . .    50,676      54,791
 Materials and supplies, at average cost. . . . . . . .    48,321      48,910
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    18,761      30,092
 Accumulated deferred federal income
    tax benefits. . . . . . . . . . . . . . . . . . . .    23,183         -
                                                       ----------  ----------
   Total Current Assets . . . . . . . . . . . . . . . .   296,586     464,978

Deferred Charges
 Unfunded future federal income taxes . . . . . . . . .   376,465     380,056
 Unamortized debt expense . . . . . . . . . . . . . . .   115,021     112,059
 Demand-side management program costs . . . . . . . . .    70,425      73,113
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   247,066     257,920
                                                       ----------  ----------
   Total Deferred Charges . . . . . . . . . . . . . . .   808,977     823,148
                                                       ----------  ----------
   Total Assets . . . . . . . . . . . . . . . . . . . .$5,166,589  $5,287,958
                                                       ==========  ==========






The notes on pages 6 through 8 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)
                                                          Sept. 30,   Dec. 31,
                                                          1994        1993
Capitalization and Liabilities

Capitalization
 Common stock equity
      Common stock  . . . . . . . . . . . . . . . . . .  $476,686    $470,640
      Capital in excess of par value. . . . . . . . . .   841,599     824,943
      Retained earnings . . . . . . . . . . . . . . . .   316,705     320,114
                                                       ----------  ----------
 Total common stock equity. . . . . . . . . . . . . . . 1,634,990   1,615,697
 Preferred stock redeemable solely at the
    option of the Company . . . . . . . . . . . . . . .   140,500     140,500
 Preferred stock subject to mandatory
    redemption requirements . . . . . . . . . . . . . .   125,000     125,000
 Long-term debt . . . . . . . . . . . . . . . . . . . . 1,573,450   1,630,629
                                                       ----------  ----------
      Total Capitalization. . . . . . . . . . . . . . . 3,473,940   3,511,826
Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .   117,205     237,709
 Current portion of preferred stock . . . . . . . . . .      -         95,000
 Notes payable. . . . . . . . . . . . . . . . . . . . .   134,500      50,200
 Accounts payable and accrued liabilities . . . . . . .    87,541     111,481
 Interest accrued . . . . . . . . . . . . . . . . . . .    38,818      31,348
 Accumulated deferred federal income taxes. . . . . . .      -          1,132
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   102,755      89,443
                                                       ----------  ----------
      Total Current Liabilities . . . . . . . . . . . .   480,819     616,313

Deferred Credits and Other Liabilities
 Accumulated deferred investment tax credit . . . . . .   134,067     138,478
 Excess deferred federal income taxes . . . . . . . . .    34,161      36,378
 Other postretirement benefits. . . . . . . . . . . . .    49,713      28,074
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   139,663     133,488
                                                       ----------  ----------
      Total Deferred Credits and Other Liabilities. . .   357,604     336,418

Accumulated Deferred Federal Income Taxes
 Unfunded future federal income taxes . . . . . . . . .   376,465     380,056
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   449,971     416,545
                                                       ----------  ----------
      Total Accumulated Deferred Federal
       Income Taxes . . . . . . . . . . . . . . . . . .   826,436     796,601

Commitments and Contingencies (Note 3)
 Liability for environmental restoration. . . . . . . .    27,790      26,800
                                                       ----------  ----------

      Total Capitalization and Liabilities. . . . . . .$5,166,589  $5,287,958
                                                       ==========  ==========

The notes on pages 6 through 8 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)
                                  (Thousands)
Periods Ended September 30                               Nine Months
                                                       1994        1993
Operating Activities
 Net Income . . . . . . . . . . . . . . . . . . . . $128,041    $128,080
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization. . . . . . . . . .  131,015     122,728
   Deferred fuel and purchased gas. . . . . . . . .   (1,510)    (11,891)
   Federal income taxes and investment tax credits
     deferred - net . . . . . . . . . . . . . . . .   (6,092)     27,364
   Unbilled revenue amortization. . . . . . . . . .   (3,358)     (4,313)
 Changes in current operating assets and liabilities:
   Special deposits . . . . . . . . . . . . . . . .   36,150      (1,045)
   Accounts receivable excluding accounts
     receivable sold. . . . . . . . . . . . . . . .   48,770      31,664
   Accounts receivable sold . . . . . . . . . . . .     -         13,800
   Prepayments. . . . . . . . . . . . . . . . . . .   11,331       4,745
   Inventory. . . . . . . . . . . . . . . . . . . .    4,704      11,319
   Accounts payable and accrued liabilities . . . .  (23,940)    (11,318)
   Taxes accrued. . . . . . . . . . . . . . . . . .   12,510      13,670
  Other-net . . . . . . . . . . . . . . . . . . . .   20,071        (537)
                                                     -------     -------
    Net Cash Provided by Operating Activities . . .  357,692     324,266
                                                     -------     -------
Investing Activities
 Utility plant construction expenditures,
   net of allowance for other funds
   used during construction . . . . . . . . . . . . (174,449)   (191,594)
 Proceeds received from governmental and
    other sources . . . . . . . . . . . . . . . . .   18,928       7,388
 Expenditures for other property and investments. .  (32,904)    (11,461)
 Funds restricted for construction expenditures . .   33,960        -
                                                     -------     -------
    Net Cash Used in Investing Activities . . . . . (154,465)   (195,667)
                                                     -------     -------
Financing Activities
 Issuance of pollution control notes and
    first mortgage bonds. . . . . . . . . . . . . .  201,000     147,362
 Sale of common stock . . . . . . . . . . . . . . .   23,407      27,837
 Pollution control notes, first mortgage bonds
    and preferred stock repayments,
    including premiums. . . . . . . . . . . . . . . (419,000)   (266,810)
 Revolving credit agreement repayment . . . . . . .  (50,000)       -
 Changes in funds set aside for preferred stock
    and first mortgage bond repayments. . . . . . .   95,000      86,096
 Long-term notes - net. . . . . . . . . . . . . . .   (1,605)      8,693
 Notes payable - net. . . . . . . . . . . . . . . .   84,300       8,000
 Dividends on common and preferred stock. . . . . . (131,949)   (129,263)
                                                     -------     -------
    Net Cash Used in Financing Activities . . . . . (198,847)   (118,085)
                                                     -------     -------
Net Increase in Cash and Cash Equivalents . . . . .    4,380      10,514
Cash and Cash Equivalents, Beginning of Period. . .    4,264       3,968
                                                     -------     -------
Cash and Cash Equivalents, End of Period. . . . . .   $8,644     $14,482
                                                     =======     =======

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .  $88,228     $95,200
  Income taxes. . . . . . . . . . . . . . . . . . .  $52,700     $21,435

The notes on pages 6 through 8 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)
                                   (Thousands)


Periods ended September 30                            Nine Months
                                                     1994      1993

Balance, beginning of period. . . . . . . . . .    $320,114  $327,040
Add net income. . . . . . . . . . . . . . . . .     128,041   128,080
                                                   --------  --------
                                                    448,155   455,120


Deduct dividends on capital stock:
 Preferred. . . . . . . . . . . . . . . . . . .      14,211    15,603
 Common . . . . . . . . . . . . . . . . . . . .     117,239   113,660
                                                   --------  --------
                                                    131,450   129,263
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .    $316,705  $325,857
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

     Due to existing and proposed legislation and regulations, and legal proceedings commenced by governmental bodies and others, the Company may also incur costs from the past disposal of hazardous substances produced during the Company's operations or those of its predecessors. The Company has been notified by the U.S. Environmental Protection Agency (EPA) and the New York State Department of Environmental Conservation (NYSDEC) that the Company is among the potentially responsible parties (PRPs) who may be liable to pay for costs incurred to remediate certain hazardous substances at eight waste sites, not including the Company's inactive gas manufacturing sites, which are discussed below. With respect to the eight sites, five sites are included in the New York State Registry of Inactive Hazardous Waste Sites (New York State Registry), and one site is included on both the National Priorities list and the New York State Registry.

     Any liability may be joint and several for certain of these sites. The ultimate cost to remediate these sites will be dependent on such factors as the remedial action plan selected, the extent of site contamination, and the portion attributed to the Company. The Company has recorded a liability related to four of these eight sites, which is reflected in the Company's Consolidated Balance Sheets at September 30, 1994 and December 31, 1993, in the amount of $1.1 million and $1.8 million, respectively. The Company has notified the EPA and the NYSDEC, as appropriate, that it believes it has no responsibility at three sites and has already incurred expenditures related to the remediation at the remaining site. A deferred asset has also been recorded in the amount of $2.0 million, of which $.9 million relates to costs that have already been incurred. The Company believes it will recover these costs, since the Public Service Commission of the State of New York (PSC) has allowed other utilities to recover these types of remediation costs and has allowed the Company to recover similar costs in rates, such as investigation and cleanup costs relating to inactive gas manufacturing sites. The estimated liability of $1.1 million was derived by multiplying the total estimated cost to clean up a particular site by the related Company contribution factor. Estimates of the total cleanup costs were determined by using information related to a particular site, such as investigations performed to date at a site or from the data released by a regulatory agency. In addition, this estimate was based upon currently available facts, existing technology, and presently enacted laws and regulations. The contribution factor is calculated using either the Company's percentage share of the total PRPs named, which assumes all PRPs will contribute equally, or the Company's estimated percentage share of the total hazardous wastes disposed of at a particular site, or by using a 1% contribution factor for those sites at which it believes that it has contributed a minimal amount of hazardous wastes. The Company has notified its former and current insurance carriers that it seeks to recover from them certain of these cleanup costs. However, the Company is unable to predict the amount of insurance recoveries, if any, that it may obtain.

     A number of the Company's inactive gas manufacturing sites have been listed in the New York State Registry. In late March 1994, the Company entered into an Order on Consent with the NYSDEC requiring the Company to investigate and, where necessary, remediate 33 of the Company's 38 known inactive gas manufacturing sites. The schedule for investigating and remediating these 33 sites will be determined through further negotiations with the NYSDEC. The Company has a program to investigate and initiate remediation at its 38 known inactive gas manufacturing sites through the year 2000. Expenditures over this time period are estimated at $26.7 million, including the impact of the Order on Consent. This estimate was determined by using the Company's experience and knowledge related to these sites as a result of the investigation and remediation that the Company has performed to date. It is based upon currently available facts, existing technology, and presently enacted laws and regulations. This liability to investigate and initiate remediation, as necessary, at the known inactive gas manufacturing sites is reflected in the Company's Consolidated Balance Sheets at September 30, 1994, and December 31, 1993, in the amount of $26.7 million and $25 million, respectively. The Company also has recorded a corresponding deferred asset, since it expects to recover such expenditures in rates, as the Company has previously been allowed by the PSC to recover such costs in rates. The Company has notified its former and current insurance carriers that it seeks to recover from them certain of these cleanup costs. However, the Company is unable to predict the amount of insurance recoveries, if any, that it may obtain.

Note 4.   Restructuring

     In the fourth quarter of 1993, the Company recorded a $26 million restructuring charge. The corporate restructuring reorganized the way the Company delivers services to its electric and natural gas customers beginning in March 1994. The restructuring reduced 1993 earnings available for common stock by approximately $17.2 million or 25 cents per share.

     During the first quarter of 1994, the restructuring resulted in a work force reduction totaling 642 persons throughout the organization, the elimination of customer walk-in services at 28 locations, and the closing of seven electric and natural gas operations facilities. The closing of additional electric and natural gas operations facilities will continue to be evaluated.

     The work force reduction of 642 employees, which was greater than the Company's target of 600, was accomplished through a voluntary early retirement program and an involuntary severance program. Of the 642 employees, 384 employees accepted the early retirement program and 258 employees were involuntarily severed. The Company estimates the savings, excluding fringe benefits, related to the work force reduction to be approximately $31.5 million, on an annual basis. As the work force decreased, the Company experienced savings in line with this estimate for the first, second, and third quarters of 1994. Most of these savings were used to minimize the Company's price increases in the three-year rate settlement agreement (See Form 10-K for fiscal year ended December 31, 1993, Item 1., Rates and regulatory matters-Rate Matters).

Item 2. Management's discussion and analysis of financial condition and results of operations


(a) Results of Operations

Three months ended September 30, 1994 compared with three months ended September 30, 1993:

                                    1994        1993     % Change
                      (Thousands, except Per Share Amounts)

Operating revenues                $432,451      $396,410      9%
Earnings available for
  common stock                     $26,251       $27,340     (4%)
Average shares outstanding          71,490        70,119      2%
Earnings per share                    $.37          $.39     (5%)
Dividends per share                   $.55          $.55      -%


     Operating revenues increased by $36 million, or 9%, for the third quarter of 1994 compared to the third quarter of 1993 due to the following items:

                                   Electric     Gas     Total
                                            (Millions)
 Rate Increases                    $23                    $23
 Retail sales                       10          (2)         8
 Recovery of increases in
    non-utility generator
    (NUG) power through the
    fuel adjustment clause           8                      8
 Natural gas price increases                     1          1
 Demand-side management(DSM)
    incentives                      (8)                    (8)
 Other                               4                      4
                                   ----        ----       ----
            Total Increase         $37          (1)       $36
                                   ====        ====       ====


     Earnings per share decreased 2 cents, or 5%, for the third quarter of this year because of the decrease of $8 million in the demand-side management (DSM) incentives earned this year, which reduced earnings 8 cents per share. This decrease was offset by lower maintenance costs of 3 cents per share, primarily the result of cost controls and the work force reduction program, and 3 cents per share from higher interchange sales profit and fuel supply incentives.

Nine months ended September 30, 1994 compared with nine months ended September 30, 1993:

                                    1994        1993     % Change
                      (Thousands, except Per Share Amounts)

Operating revenues              $1,386,257   $1,307,394       6%
Earnings available for
  common stock                    $113,830     $112,477       1%
Average shares outstanding          71,171       69,841       2%
Earnings per share                   $1.60        $1.61      (1%)
Dividends per share                  $1.65        $1.63       1%


     Operating revenues for the first nine months of 1994 increased $79 million, or 6%, compared to the same period last year due to the following items:

                                   Electric     Gas     Total
                                            (Millions)
 Rate Increases                    $44           6        $50
 Retail sales                       23          11         34
 Recovery of increases in
    non-utility generator
    (NUG) power through the
    fuel adjustment clause          11                     11
 Natural gas price increases                    14         14
 Demand-side management(DSM)
    incentives                     (14)                   (14)
 Production cost penalty           (13)                   (13)
 Other                             ( 1)         (2)       ( 3)
                                   ----        ----       ----
            Total Increase         $50         $29        $79
                                   ====        ====       ====

     Earnings per share decreased 1 cent, or 1%, for the first nine months of this year as compared to last year. The production cost penalty for 1993 which was recorded in the second quarter of 1994 decreased earnings this year by 12 cents per share. A reduction in the amount of DSM incentives earned this year decreased earnings by 14 cents per share. Those decreases were partially offset by electric retail sales that on a comparative basis, increased earnings by 10 cents per share. The 10 cent per share increase is because last year, electric sales were below the levels forecasted in the Company's rate case. Because the Company has a modified revenue decoupling mechanism
(RDM) this year (See Form 10-K for fiscal year ended December 31, 1993, Item 1., Rates and regulatory matters-Rate Matters) most of the differences between forecasted and actual sales do not affect earnings. In addition, lower maintenance and customer service costs, primarily the result of cost controls and the work force reduction program, increased 1994 earnings by 12 cents per share.


     The Company does not expect to earn its allowed return on common equity in 1994, primarily as a result of the 1993 production cost penalty and the short-term impact of its start-up diversification efforts (See (b) Liquidity and Capital Resources-
Diversification).

Operating Results by Business Unit

Electric                    Three Months ended September 30,
                                  1994        1993     % Change
                                    (Thousands)
Retail sales-kilowatt-
  hours(kwh)                    3,216,385    3,119,627         3%
Operating revenues               $408,805     $371,303        10%
Operating expenses               $340,427     $302,313        13%


     Electric retail sales increased 3% for the three months ended September 30, 1994 as a result of higher sales to weather-sensitive customers early in the quarter.

     Electric operating revenues increased $37 million, or 10%, for the third quarter of 1994 (see the table on page 9 for the reasons for the increase).

     Electric operating expenses for the quarter ended September 30, 1994 increased $38 million, or 13%, compared to the same quarter last year. The total cost of electricity purchased increased $36 million primarily due to purchases from NUGs. In addition, depreciation increased $2 million and postretirement benefits other than pensions and data processing expenses increased administrative and general costs $3 million. Those increases were partially offset by a $4 million decrease in fuel used in electric generation. Also, cost controls and savings related to the work force reduction program reduced operating expenses.

                              Nine Months ended September 30,
                                   1994        1993     % Change
                                     (Thousands)
Retail sales-kilowatt-
  hours(kwh)                   9,950,630     9,721,676         2%
Operating revenues            $1,174,224    $1,124,537         4%
Operating expenses              $961,316      $907,050         6%


     Electric retail sales increased 2% for the first nine months of 1994 compared to the first nine months of 1993 primarily as a result of the colder weather during the first quarter of this year.
     Electric operating revenues increased $50 million, or 4%, for the nine months ended September 30, 1994 (see table on page 10 for the reasons for the increase).

     An increase of $54 million, or 6%, in electric operating expenses for the nine months is primarily attributable to an increase of $49 million in electricity purchased, primarily due to purchases from NUGs and an increase of $8 million in depreciation. In addition, federal income taxes increased $5 million, the result of higher pre-tax book income, and gross receipts taxes and local taxes increased $6 million. Those increases in operating expenses were partially offset by decreases of $7 million in fuel used in electric generation and $6 million in customer service expenses. The decrease in customer service expenses is substantially due to a reduction in the amortization of DSM program costs. Savings related to cost controls and the work force reduction also reduced operating expenses.

Natural Gas                Three Months ended September 30,
                            1994           1993         % Change
                                (Thousands)

Deliveries-
   dekatherms(dth)          6,582           6,279             5%
Retail sales-(dth)          2,563           2,762            (7%)
Operating revenues        $23,646         $25,107            (6%)
Operating expenses        $28,673         $27,989             2%


     Natural gas operating revenues declined $1 million, or 6%, for the quarter ended September 30, 1994, compared to the same quarter in 1993 (see table on page 9 for the reasons for the decrease).

     The increase in natural gas operating expenses of almost $1 million, or 2%, is primarily due to higher prices for natural gas purchased.

                              Nine Months ended September 30,
                            1994           1993         % Change
                                (Thousands)
Deliveries-
   dekatherms(dth)          42,090           40,308           4%
Retail sales-(dth)          28,240           26,446           7%
Operating revenues        $212,033         $182,857          16%
Operating expenses        $193,816         $167,694          16%


     Natural gas deliveries increased 4% and natural gas retail sales increased 7% for the first nine months of 1994 compared to the first nine months of 1993. The 1994 increase in deliveries, as well as in retail sales, was largely because of the colder weather in the first quarter of this year.

     Natural gas operating revenues rose $29 million, or 16%, for the nine months ended September 30, 1994 (see table on page 10 for the reasons for the increase).

     The increase in natural gas operating expenses of $26 million, or 16%, is primarily due to an increase in natural gas purchased of $24 million, which is attributable to higher prices for natural gas purchased and an increase in the volume of natural gas sold. Higher federal income taxes, the result of higher pre-tax book income, increased operating expenses by $2 million.

(b) Liquidity and Capital Resources (See Item 1. Financial
Statements- Note 4. Restructuring)

Regulatory Matters

 Rate Matters (See Form 10-K for fiscal year ended December 31,
1993, Item 1., Rates and regulatory matters-Rate Matters.)

     On May 1, 1994, the Company filed with the PSC for adjustments to the second year electric and natural gas rates in accordance with the terms of the three-year rate settlement agreement (Agreement)(See Form 10-Q for quarter ended March 31, 1994, Item 2., Regulatory Matters - Rate Matters). On June 14, 1994, the Company revised its filing to include updated estimates of revenues, costs, and incentives for the first rate year. In addition, the Company took certain voluntary actions to lower the estimated total electric price increase to 7.8% and the natural gas base rate increase to 1.9%. On August 15, 1994, the PSC issued an Opinion and Order that approved those increases, which were effective August 1, 1994. In addition, the PSC directed the Company and staff of the PSC to begin discussions regarding modification of the Agreement to mitigate the projected third-year increase and bring rate predictability and stability to future years. Those discussions began in October 1994.

     The total electric price increase effective August 1, 1994, was primarily due to increases in mandated purchases of electricity from NUGs, increases in taxes, and sales shortfalls related to mandated conservation programs and the weak economy in New York State. Actual fuel, purchased power, and other costs recovered through the fuel adjustment clause could vary from estimates causing the total electric price increase to change. The natural gas base rate increase of 1.9% does not include changes in the cost of natural gas from suppliers, which are collected through the gas adjustment clause.

     The Agreement provides incentives (rewards or penalties) to the Company for controlling production costs, improving customer service, and DSM programs. Those incentives could increase the Company's allowed return to 12.3% or decrease it to 9.95% in year one, increase it to 13.05% or decrease it to 10.4% in year two, and increase it to 13.25% or decrease it to 10.2% in year three. In June 1994, the Company estimated and recorded a $13 million, or 12 cents per share, production cost penalty for 1993, which is the maximum provided by the Agreement. The Company recorded a $.8 million customer service penalty for the first rate year and through the first nine months of this year, the Company recorded $1.4 million of DSM incentives.

     The production cost penalty is based on a comparison of the relative changes in the Company's production costs per megawatt-hour of retail sales from a base period (1989-1992) to 1993 versus the same comparison for a 19-company peer group, which includes the Company. The Company calculated the penalty based on data that was reported in the peer group's Federal Energy Regulatory Commission (FERC) Form 1 Reports, which were received in May 1994. The Company's production cost penalty for 1993 was primarily due to a significant increase in retail sales for the peer group as compared to the Company's retail sales. This penalty also resulted from higher electric production cost increases for the Company as compared to the peer group.

     The Company has completed a review of its expected performance under the production cost incentive (PCI) for 1994. Based on this review, the Company estimates that it will not have a significant reward or a significant penalty for its PCI performance in 1994 primarily as a result of the Company's recent cost reduction efforts and improved sales. The Company's actual PCI for 1994 cannot be calculated until the peer group's FERC Form 1 Reports become available in May 1995. The maximum PCI allowed by the Agreement for 1994 is a reward or penalty of $17.5 million.

 Flexible, Negotiable Rate Tariffs (See Form 10-K for fiscal year ended December 31, 1993, Item 1., Rates and regulatory matters-
Rate Matters)

     In July 1994, the PSC issued an opinion in its generic proceeding to study the broad subject of flexible, competitive rates (Generic Proceeding). This opinion approved flexible rate discounts for non-residential electric customers having competitive alternatives. In conjunction with approving the offering of discounts, the PSC adopted several guidelines. These guidelines reaffirm most of the flexible pricing program the Company has been implementing.

 Future Regulation in a Competitive Marketplace

     In August 1994, the PSC issued an order in the Generic Proceeding that instituted Phase II to address competitive opportunities available to customers of electric service and to develop criteria for utility responses. Phase II will investigate issues related to the future regulation of electric service in light of competitive opportunities. The overall objective is to identify regulatory and ratemaking practices that will assist in the transition to a more competitive electric industry, including efficient wholesale electricity markets. Proposed principles to guide the transition to a more competitive market are expected to be presented to the PSC before the end of 1994.

Diversification

     Diversification will play an important role in the Company's future. In April 1992, the PSC issued an order allowing the Company to invest up to 5% of its consolidated capitalization ($174 million at September 30, 1994) in one or more subsidiaries that may engage or invest in energy-related or environmental services businesses and provide related services.

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

     As of November 9, 1994, the Company has invested approximately $46 million in NGE in order to finance the acquisition of Xenergy and for the investment in EnerSoft. For the nine months ended September 30, 1994, NGE has incurred a net loss of $3.6 million. The Company estimates that NGE's net loss for the year 1994 will be approximately $6 million.

     A natural gas storage project which NGE and ANR Storage, Inc. planned to develop at a cost of approximately $44 million, has been cancelled because NGE and ANR Storage were unable to come to mutually acceptable terms with the owners of the caverns. NGE continues to investigate other gas storage opportunities with ANR Storage.

Common Stock Dividend Policy

     In October 1994, the Board of Directors reduced the quarterly common stock dividend from 55 cents per share to 35 cents per share.

     The Company expects the pace of change in the utility industry to continue to accelerate. Financial flexibility will be essential in a competitive environment, and stronger utilities will command higher stock valuations. This dividend reduction will allow the Company to further improve its financial integrity and offer improved stockholder value over the long term. There are no assurances of future dividend levels. Future dividends will be dependent on the Company's earnings, financial requirements, applicable governmental regulations, developments in the utility industry, and other factors. The Company's long-term goal is a dividend payout ratio of 60% to 65% of earnings. The Board of Directors will continue to review the common stock dividend on a quarterly basis to ensure that the dividend level is consistent with the Company's best long-term interests.

Financing Activities

     The Company believes that maintaining a high degree of financial integrity and flexibility is critical to success in an increasingly competitive environment. The dividend reduction allows future cash flows to provide all of the Company's operating and capital needs. The Company plans to use its cash flow in excess of operating and capital needs primarily to reduce debt in preparation for competition. In addition, the Company may, subject to obtaining PSC approval and depending upon market conditions, repurchase some of its common stock. The Company will also continue to invest in both regulated and unregulated business opportunities that provide growth prospects and have the potential to add value for its stockholders.

    In October 1994, the Company issued a $74 million multi-mode pollution control note to secure a like amount of tax-exempt multi-mode pollution control refunding revenue bonds (Revenue Bonds) issued by a governmental authority. The Revenue Bonds mature on October 1, 2029, and have a structure which enables the Company to optimize the use of short-term rates by allowing for the interest rate to be based on a commercial paper rate, a daily rate, a weekly rate, or an auction rate. The structure also provides flexibility to convert the interest rate to a term rate or a fixed rate, in the event that it is in the Company's best interest to do so. The pollution control note bears interest at the same rate as the Revenue Bonds. The Revenue Bonds currently bear interest at an average rate slightly over 3% for various periods ending between October 31, 1994 and January 8, 1995. The Revenue Bonds are backed by an irrevocable letter of credit. Proceeds from the Revenue Bonds will be used to refund on December 1, 1994, $74 million of one-year adjustable rate pollution control revenue bonds which were issued in 1984. The maturity date of the Revenue Bonds can be extended, subject to certain conditions, to a date not later than April 1, 2034. This is similar to a $63.5 million multi-mode pollution control note issued in the second quarter of 1994 and a $37.5 million multi-mode pollution control note issued in the first quarter of this year to refund like amounts of one-year adjustable rate pollution control revenue bonds (See Form 10-Q for quarter ended June 30, 1994 and Form 10-Q for quarter ended March 31, 1994, Item 2., Financing Activities).

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

     S&P stated that their ratings downgrade reflects concerns about the Company's ability to achieve adequate financial improvement in view of a deteriorating competitive position, minimal sales growth potential, and difficulty in achieving earnings incentive targets. Despite those concerns, S&P noted that financial improvement is anticipated, driven by rate relief, significant cost cutting and debt reductions tied to lower construction spending.

Labor Agreement

     On November 8, 1994, members of the International Brotherhood of Electrical Workers approved an agreement that extends the current labor agreement with the Company through June 30, 1997. This agreement provides for, among other things, wage increases of 3.5% effective July 2, 1995, and 3.0% effective June 30, 1996.

Capital Expenditures

     Construction expenditures for the first nine months of 1994 were approximately $174 million and have been primarily for the extension of service, improvements at existing facilities, compliance with the Clean Air Act Amendments of 1990, and other environmental requirements. The Company received $18.9 million from governmental and other sources to partially offset expenditures for compliance with the Clean Air Act Amendments of 1990. The Company increased its estimate of construction expenditures in 1994 for an improvement at an existing facility and to accelerate the completion of an innovative flue gas desulfurization system and a nitrogen oxide reduction system at its Milliken Generating Station. The Company estimates that it will spend $224 million for construction expenditures in 1994.

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

PART II - OTHER INFORM                      ATION

Item 1.  Legal Proceedings

(a) On June 14, 1994, the Company was served with a summons and complaint joining the Company as a defendant in an action that was filed in the United States District Court for the Northern District of New York. The plaintiffs are five companies which have been required by the U.S. Environmental Protection Agency (EPA) to conduct remedial activities at the Rosen Brothers Site (Site) in the City of Cortland, New York. The Site was the location of a scrap metal processing operation and industrial waste disposal site between approximately 1971 and 1985, and it is now allegedly contaminated with hazardous substances including heavy metals, solvents and PCBs. The Site is listed on the National Priorities List and the New York State Registry of Inactive Hazardous Waste Sites. Among other claims, the plaintiffs seek contribution under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), from the Company and sixteen other defendants for the costs of complying with the EPA order to remediate the Site. The plaintiffs allege that the Company was a contributor to the Site of transformers which may have contained PCBs. Liability under CERCLA may be joint and several. No remedy has yet been selected by EPA for the Site and, therefore, the total amount of remedial costs eventually to be incurred by the plaintiffs is currently unknown.

     By letter dated August 16, 1994, the EPA notified the Company that the EPA had reason to believe that the Company was a potentially responsible party for the Site. The EPA has requested that the Company participate in the Remedial Investigation/Feasibility Study currently being prepared for the Site by the other named potentially responsible parties. By letter dated October 20, 1994, the Company declined to participate in this study because it believes that no facts have been established showing that it was responsible for any contamination at the Site.

     The Company is unable to predict the ultimate disposition of this matter. However, since the PSC has allowed other utilities to recover these types of remediation costs and has previously allowed the Company to recover similar costs in rates, such as investigation and clean-up costs relating to coal tar sites, the Company expects to recover in rates any remediation costs that it may incur. Therefore, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on its results of operations or financial position.

(b) By complaint dated October 31, 1991, General Motors Corporation (GM) commenced a lawsuit against the Company in the
U. S. District Court for the Western District of New York (District Court). GM alleges, among other claims, that the Company violated various federal antitrust laws in connection with billings for electric service provided by the Company at GM's Harrison Radiator Plant at Lockport, New York. GM's claims are for damages incurred and to be incurred. The Company estimates that GM is claiming approximately $8 million, after trebling. The Company believes that it has not violated the federal antitrust laws and that this lawsuit is without merit.

     On October 5, 1993, the Magistrate to whom the case had been referred issued a decision recommending that GM's complaint be dismissed. On July 12, 1994, the District Judge responsible for the case, after reviewing GM's exceptions to the decision and the Company's reply, decided to adopt the Magistrate's recommended decision in its entirety. On August 9, 1994, GM filed an appeal of that decision. On October 10, 1994, the Company and GM stipulated that GM would withdraw its appeal while the parties attempt to resolve their differences. The stipulation preserves GM's right to appeal the District Court's decision until January 2, 1995.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - See Exhibit Index.

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

     A report on Form 8-K dated October 11, 1994, was filed to report certain information under Item 5, "Other Events."

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


                     NEW YORK STATE ELECTRIC & GAS CORPORATION
                                 (Registrant)



                          By  EVERETT A. ROBINSON

                              EVERETT A. ROBINSON
                          Vice President and Controller
                            (Chief Accounting Officer)


Date:  November 9, 1994

                               EXHIBIT INDEX


27 --Financial Data Schedule







     The Company agrees to furnish to the Commission, upon request, a copy of the Participation Agreement dated as of October 1, 1994, between the Company and New York State Energy Research and Development Authority relating to Pollution Control Refunding Revenue Bonds (1994 Series D). The total amount of securities authorized under such agreement does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.