Form 10-Q
period 1995-03-31
NEW YORK STATE ELECTRIC & GAS CORP
filed 1995-05-10
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      March 31, 1995
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of April 30, 1995 was 71,502,827.
                            TABLE OF CONTENTS

                                 PART I


                                                            Page

Item 1.      Financial Statements . . . . . . . . . . . . . .  1


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             (a)    Liquidity and Capital Resources . . . . .  6
             (b)    Results of Operations . . . . . . . . . . 11






                                 PART II

Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 13
             (b)    Report on Form 8-K. . . . . . . . . . . . 13



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 14


Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 15

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)
                     (Thousands, except per share amounts)

Periods Ended March 31                              Three Months
                                                  1995          1994

Operating Revenues
 Electric . . . . . . . . . . . . . . . .       $450,001      $424,520
 Natural gas. . . . . . . . . . . . . . .        121,909       140,647
                                               ----------    ----------
     Total Operating Revenues . . . . . .        571,910       565,167
                                               ----------    ----------
Operating Expenses
 Fuel used in electric generation . . . .         63,505        67,644
 Electricity purchased. . . . . . . . . .         79,662        45,451
 Natural gas purchased. . . . . . . . . .         67,351        80,282
 Other operating expenses . . . . . . . .         78,362        75,994
 Maintenance. . . . . . . . . . . . . . .         23,954        24,442
 Depreciation and amortization. . . . . .         46,026        43,420
 Federal income taxes . . . . . . . . . .         46,567        48,674
 Other taxes. . . . . . . . . . . . . . .         55,727        59,270
                                               ----------    ----------
    Total Operating Expenses. . . . . . .        461,154       445,177
                                               ----------    ----------
Operating Income. . . . . . . . . . . . .        110,756       119,990
Other Income and Deductions . . . . . . .         (1,372)          (25)
                                               ----------    ----------
Income Before Interest Charges. . . . . .        109,384       119,965
                                               ----------    ----------
Interest Charges
 Interest on long-term debt . . . . . . .         29,585        33,132
 Other interest . . . . . . . . . . . . .          4,604         2,804
 Allowance for borrowed funds used
      during construction . . . . . . . .           (389)         (664)
                                               ----------    ----------
   Interest Charges, Net. . . . . . . . .         33,800        35,272
                                               ----------    ----------
Net Income. . . . . . . . . . . . . . . .         75,584        84,693
Preferred Stock Dividends . . . . . . . .          4,759         4,859
                                               ----------    ----------
Earnings Available for Common Stock . . .        $70,825       $79,834
                                               ==========    ==========
Earnings Per Share. . . . . . . . . . . .           $.99         $1.13

Dividends Per Share . . . . . . . . . . .           $.35          $.55

Average Shares Outstanding. . . . . . . .         71,503        70,801


The note on page 6 is an integral part of the financial statements.
Item 1. Financial Statements (Cont'd)

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)


                                                        March 31,    Dec. 31,
                                                          1995         1994

Assets

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .$4,994,910  $4,916,960
 Natural gas. . . . . . . . . . . . . . . . . . . . . .   419,988     414,929
 Common . . . . . . . . . . . . . . . . . . . . . . . .   138,436     143,366
                                                       ----------  ----------
. . . . . . . . . . . . . . . . . . . . . . . . . . . . 5,553,334   5,475,255
Less accumulated depreciation . . . . . . . . . . . . . 1,681,455   1,642,653
                                                       ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . . 3,871,879   3,832,602
Construction work in progress . . . . . . . . . . . . .   103,504     154,723
                                                       ----------  ----------
   Total Utility Plant. . . . . . . . . . . . . . . . . 3,975,383   3,987,325

Other Property and Investments, Net . . . . . . . . . .   103,194     103,920

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .    11,439      22,322
 Special deposits . . . . . . . . . . . . . . . . . . .     5,370       7,591
 Accounts receivable, net . . . . . . . . . . . . . . .   166,576     155,665
 Fuel, at average cost. . . . . . . . . . . . . . . . .    27,235      49,934
 Materials and supplies, at average cost. . . . . . . .    48,460      47,843
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    49,081      30,441
 Accumulated deferred federal income
    tax benefits, net . . . . . . . . . . . . . . . . .    17,392      11,457
                                                       ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .   325,553     325,253

Deferred Charges
 Unfunded future federal income taxes . . . . . . . . .   362,224     363,151
 Unamortized debt expense . . . . . . . . . . . . . . .   114,136     114,444
 Demand-side management program costs . . . . . . . . .    72,362      72,849
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   234,799     255,963
                                                       ----------  ----------
    Total Deferred Charges. . . . . . . . . . . . . . .   783,521     806,407
                                                       ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . .$5,187,651  $5,222,905
                                                       ==========  ==========






The note on page 6 is an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)

                                                        March 31,   Dec. 31,
                                                          1995        1994
Capitalization and Liabilities

Capitalization
 Common stock equity
      Common stock  . . . . . . . . . . . . . . . . . .  $476,686    $476,686
      Capital in excess of par value. . . . . . . . . .   841,830     841,624
      Retained earnings . . . . . . . . . . . . . . . .   392,346     346,547
                                                       ----------  ----------
 Total common stock equity. . . . . . . . . . . . . . . 1,710,862   1,664,857
 Preferred stock redeemable solely at the
    option of the company . . . . . . . . . . . . . . .   140,500     140,500
 Preferred stock subject to mandatory
    redemption requirements . . . . . . . . . . . . . .   125,000     125,000
 Long-term debt . . . . . . . . . . . . . . . . . . . . 1,650,118   1,651,081
                                                       ----------  ----------
     Total Capitalization . . . . . . . . . . . . . . . 3,626,480   3,581,438
Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .    11,147      36,231
 Notes payable. . . . . . . . . . . . . . . . . . . . .    68,800     151,900
 Accounts payable and accrued liabilities . . . . . . .    87,553     107,356
 Interest accrued . . . . . . . . . . . . . . . . . . .    38,124      25,132
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   119,508      94,961
                                                       ----------  ----------
      Total Current Liabilities . . . . . . . . . . . .   325,132     415,580

Deferred Credits and Other Liabilities
 Accumulated deferred investment tax credit . . . . . .   130,888     132,440
 Excess deferred federal income taxes . . . . . . . . .    33,914      34,040
 Other postretirement benefits. . . . . . . . . . . . .    62,290      55,887
 Liability for environmental restoration. . . . . . . .    33,600      33,600
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   123,947     131,585
                                                       ----------  ----------
      Total Deferred Credits and Other Liabilities. . .   384,639     387,552

Accumulated Deferred Federal Income Taxes
 Unfunded future federal income taxes . . . . . . . . .   362,224     363,151
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   489,176     475,184
                                                       ----------  ----------
      Total Accumulated Deferred Federal
       Income Taxes . . . . . . . . . . . . . . . . . .   851,400     838,335

Commitments and Contingencies . . . . . . . . . . . . .      -           -
                                                       ----------  ----------
      Total Capitalization and Liabilities. . . . . . .$5,187,651  $5,222,905
                                                       ==========  ==========

The note on page 6 is an integral part of the financial statements.

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)
                                  (Thousands)
Periods Ended March 31                                  Three Months
                                                       1995        1994
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .  $75,584     $84,693
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization. . . . . . . . . .   46,026      43,420
   Deferred fuel and purchased gas. . . . . . . . .   19,049      12,148
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .   (3,114)      3,262
   Unbilled revenue amortization. . . . . . . . . .     (925)     (2,115)
 Changes in current operating assets and liabilities:
   Accounts receivable excluding accounts
     receivable sold. . . . . . . . . . . . . . . .  (10,911)    (39,567)
   Prepayments. . . . . . . . . . . . . . . . . . .  (18,640)    (21,224)
   Inventory. . . . . . . . . . . . . . . . . . . .   22,082      29,337
   Accounts payable and accrued liabilities . . . .  (19,803)    (16,033)
   Taxes accrued. . . . . . . . . . . . . . . . . .   40,225      42,355
   Interest accrued . . . . . . . . . . . . . . . .   12,992       9,728
 Other, net . . . . . . . . . . . . . . . . . . . .   (4,488)        499
                                                     -------     -------
    Net Cash Provided by Operating Activities . . .  158,077     146,503
                                                     -------     -------
Investing Activities
 Utility plant capital expenditures,
   net of allowance for other funds
   used during construction . . . . . . . . . . . .  (34,380)    (53,557)
 Proceeds received from governmental and
   other sources. . . . . . . . . . . . . . . . . .    3,400         214
 Expenditures for other property and investments. .   (1,184)     (3,147)
 Funds restricted for capital expenditures. . . . .    1,324      10,929
                                                     -------     -------
    Net Cash Used in Investing Activities . . . . .  (30,840)    (45,561)
                                                     -------     -------
Financing Activities
 Issuance of pollution control notes. . . . . . . .   37,000      37,500
 Sale of common stock . . . . . . . . . . . . . . .     -         10,558
 Repayments of first mortgage bonds, preferred
   stock and pollution control notes,
   including premiums . . . . . . . . . . . . . . .  (60,000)   (156,700)
 Changes in funds set aside for preferred stock
   repayments . . . . . . . . . . . . . . . . . . .     -         95,000
 Long-term notes, net . . . . . . . . . . . . . . .   (2,258)       (500)
 Notes payable, net . . . . . . . . . . . . . . . .  (83,100)    (29,800)
 Dividends on common and preferred stock. . . . . .  (29,762)    (44,335)
                                                     -------     -------
    Net Cash Used in Financing Activities . . . . . (138,120)    (88,277)
                                                     -------     -------
Net (Decrease) Increase in Cash and
   Cash Equivalents . . . . . . . . . . . . . . . .  (10,883)     12,665
Cash and Cash Equivalents, Beginning of Period. . .   22,322       4,264
                                                     -------     -------
Cash and Cash Equivalents, End of Period. . . . . .  $11,439     $16,929
                                                     =======     =======

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .  $18,111     $23,202
  Income taxes. . . . . . . . . . . . . . . . . . .     -         $2,841

The note on page 6 is an integral part of the financial statements.

                    New York State Electric & Gas Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)
                                   (Thousands)


Periods ended March 31                                Three Months
                                                     1995      1994

Balance, beginning of period. . . . . . . . . .    $346,547  $320,114
Add net income. . . . . . . . . . . . . . . . .      75,584    84,693
                                                   --------  --------
                                                    422,131   404,807


Deduct dividends on capital stock:
 Preferred. . . . . . . . . . . . . . . . . . .       4,759     4,859
 Common . . . . . . . . . . . . . . . . . . . .      25,026    38,856
                                                   --------  --------
                                                     29,785    43,715
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .    $392,346  $361,092
                                                   ========  ========































The note on page 6 is an integral part of the financial statements.

Note 1.   Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of New York State Electric & Gas Corporation's (company) consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the company's annual report for the year ended December 31, 1994. Due to the seasonal nature of the company's operations, financial results for interim periods are not neces-sarily indicative of trends for a twelve-month period.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

FERC Regulatory Matters

     In March 1995, the Federal Energy Regulatory Commission
(FERC) issued two notices of proposed rulemaking (March NOPR) to facilitate the development of competitive wholesale electric markets by opening up transmission services and to address the transition costs associated with the development of competitive wholesale markets.

     The March NOPR supersedes the NOPR issued by the FERC last June regarding transition costs (See Form 10-K for fiscal year ended December 31, 1994, Item 1(c)(x) Competitive conditions).
If the March NOPR is adopted as currently proposed, the company and other utilities with whom the company engages in transmission and wholesale power transactions would be (1) required to file open access transmission tariffs under which they would provide services, including ancillary services, to third parties on a non-discriminatory basis; (2) required to charge themselves, in the context of each one's wholesale power sales, the same rate for transmission that it charges its wholesale transmission customers for the use of its system; (3) permitted to recover legitimate and verifiable stranded costs associated with a municipality establishing its own electric system and newly created or expanded wholesale customers; (4) required to comply with regulations implementing the filing of the open access tariffs and the initial rates under these tariffs; and 5) required to establish an electronic bulletin board, called a real-time information network, which would provide all transmission users simultaneous access to transmission data. These requirements could affect the revenues received and payments made by the company in connection with its transmission and wholesale power transactions.

     The March NOPR does not require utilities to provide transmission service to deliver a third party's power to the transmitter's retail customers (retail wheeling). FERC did not express a view as to whether states had authority to require retail wheeling. FERC stated, however, that state commissions should allow utilities to recover transition costs created by retail wheeling if and when the states require retail wheeling. If states do not have authority to address transition costs associated with retail wheeling, FERC indicated it would do so.

     The company plans to file comments addressing both legal issues and technical issues raised by the March NOPR before the due date of August 7, 1995. Reply comments are due by October 4, 1995.

FERC Filing (See Form 10-K for fiscal year ended December 31,
1994, Item 1(c)(i)-Principal business)

     On February 14, 1995 the company filed a petition with the FERC asking for relief from having to pay approximately $2 billion more than its avoided costs for power purchased over the life of two non-utility generator (NUG) contracts. The company believes that the overpayments under these two contracts violate the Public Utility Regulatory Policies Act of 1978.

     On April 12, 1995, FERC denied the company's petition and alleged the following reasons for the denial: (a) the company's contracts are consistent with FERC regulations, (b) the company's contracts were not challenged at the time they were executed and, therefore, the company's challenge now is untimely, and (c) the need to maintain the sanctity of contracts in order to facilitate project financing and the transition to wholesale competition. The company is planning to file a petition for rehearing with the FERC by May 12, 1995.

Flexible Rates

     The company has developed flexible rates that allow it to negotiate long-term contracts with certain of its electric and its natural gas customers. The contracts may cover existing load, new load, or both. To date, 12 major electric industrial customers have signed contracts ranging from three to seven years. These contracts retain more than $42 million and add another $7 million in annual revenues, which together represent 3.0% of the company's total electric revenues for the twelve months ended March 31, 1995. Also each month the company develops over 275 natural gas prices to compete with the alternative fuels available.

Responding to Competition (See Form 10-K for fiscal year ended
December 31, 1994, Item 1(c)(x) - Competitive conditions)

     The company continually reviews its strategic plans to address the challenges of competition. That review currently includes a study of ways to improve organizational and financial flexibility.

     Other steps the company has taken to address competitive pressure include the company's plans to place one of two generating units at the company's Hickling Generating Station, which has a generating capacity of 35 megawatts (MW), on long-term cold standby in the spring of 1995 and to closely evaluate the economics of five other units (308 MW) to make sure their output remains marketable and their operation economical. This is in addition to the two generating units (97 MW) that were placed on long-term cold standby during 1994.

Diversification (See Form 10-K for fiscal year ended December 31,
1994, Item 1(a) - Diversification)

     NGE Enterprises, Inc. (NGE), a wholly owned subsidiary of the company, owns two unregulated businesses - EnerSoft Corporation (EnerSoft) and XENERGY, Inc. (XENERGY). EnerSoft, formed in May 1993, is a computer software company developing and marketing software for natural gas utilities, marketers and pipeline operators. XENERGY, acquired in June 1994, is an energy services, information systems and energy-consulting company providing energy services, conservation engineering and DSM services to utilities, governmental agencies and end-use energy consumers.

     EnerSoft, through an alliance with the New York Mercantile Exchange, is developing Channel 4, a natural gas and pipeline capacity trading and information system for the North American market. Development of the system has taken longer than anticipated. On April 4, 1995, final testing of the system, by end users, began. Channel 4 is currently expected to be commercially available in the late spring or early summer of 1995. Like most development stage companies, EnerSoft has been incurring operating losses. The company expects that EnerSoft will continue to incur operating losses in the near term.

     NGE is exploring environmental and operating services opportunities with both domestic and foreign strategic partners.

     As of April 30, 1995 and December 31, 1994, the company had invested approximately $49 million and $47 million, respectively, in NGE to finance its diversified investments. For the quarter ended March 31, 1995 and for the year ended December 31, 1994, NGE incurred net losses of $2.3 million and $6.0 million, respectively. The company expects that NGE will incur an operating loss in 1995 similar in size to that experienced in 1994. The company expects that NGE will break even in 1996 and that it will contribute to earnings by 1997.

Net Cash Provided by Operating Activities

     Cash provided by operating activities for the first quarter of 1995 increased $12 million, up 8% from the first quarter of 1994. The increase was primarily due to a reduction in cash used for working capital items in 1994. Net cash from operating activities is derived by adjusting reported net income for charges or credits that have no cash effect (primarily depreciation, amortization and deferred income taxes) and changes in working capital items.

Net Cash Used in Investing Activities

     For the quarter ended March 31, 1995, cash used in investing activities decreased $15 million, down 32% compared to the same quarter in 1994. The change was primarily due to a decrease in expenditures for utility plant construction.

     Capital expenditures for the first quarter of 1995 were approximately $34 million and have been primarily for the extension of service, necessary improvements at existing facilities, compliance with the Clean Air Act Amendments of 1990, and other environmental requirements. The company received $3 million from governmental and other sources to partially offset expenditures for compliance with the Clean Air Act Amendments of 1990. The company estimates that it will spend $188 million for capital expenditures in 1995.

Net Cash Used in Financing Activities

     Cash used in financing activities for the first quarter of 1995 increased $50 million, up 56% from the first quarter of 1994. This increase reflects a reduction of debt levels.

     In February 1995 $25 million of 5.9% tax-exempt pollution control revenue bonds and $12 million of 6.0% tax-exempt pollution control revenue bonds were issued by governmental authorities, on behalf of the company. Proceeds from those sales were used for the redemption in March 1995 of $25 million of 6 7/8% pollution control revenue bonds, due 2006, and $12 million of 7 1/4% pollution control revenue bonds, due 2006. The refundings of those bonds will save approximately $250,000 annually in interest costs.

Rate Matters (See Form 10-K for fiscal year ended December 31,
1994, Item 1(a)-Rates and regulatory matters-Rate Matters.)

     On April 19, 1995, the company, the Public Service Commission of the State of New York (PSC) staff and the New York State Consumer Protection Board agreed on a new three-year electric rate settlement agreement (new agreement) that would keep increases in the company's average electric prices below the projected inflation rates for each of the next three years.

     Subject to approval by the PSC, the new agreement would take effect August 1, 1995 and continue through July 31, 1998. The first year of the new agreement would replace the final year of the company's current three-year rate settlement agreement (current agreement). On May 1, 1995 the company filed (May filing) with the PSC for adjustments to the third year electric and natural gas rates in accordance with the terms of the current agreement. The May filing would result in an estimated electric price increase of 9.1%, and a natural gas base rate increase of 3.2%. The May filing provides for an 11.0% return on common equity. If the new agreement is approved by the PSC, then the electric price increase proposed in the May filing would not take effect.

     The new agreement would increase the company's electric revenue:

     - 2.9% in year one, beginning August 1, 1995
     - 2.8% in year two, beginning August 1, 1996
     - 2.7% in year three, beginning August 1, 1997

     Sixty percent of the proposed increase in revenue in the first year of the new agreement is to cover the escalating cost of electricity the company is required to buy from NUGs.

     The average price of electricity for residential customers would increase 3.6%, or about one-half of a cent per kilowatt-hour, in the first year of the new agreement. The first-year increase for commercial customers would be 4%. The new agreement also provides that prices for industrial customers not under contract will not increase during the three-year term. The allocation of the price increase to each service class for years two and three will be determined at a later date.

     The fuel adjustment clause (FAC) and the revenue decoupling mechanism (RDM) would both be eliminated. The FAC allows the company to modify the price of electricity based on changes in the cost of fuel used to generate electricity, purchased power and revenues from sales of electricity to other utilities. The RDM allows the company to adjust the price of electricity based on most differences between forecasted and actual sales margins. In addition to the elimination of the FAC and RDM, the new agreement would eliminate most true-up mechanisms. Eliminating these and other adjustments that are currently in place means that there would be greater certainty regarding electric prices. Items that will continue to be trued-up with deferred ratemaking include pension and post-retirement benefit costs, Nine Mile Point 2 expenses (excluding fuel) and all variable-rate debt and preferred stock costs, including the accounts receivable sale program.

     Under the new agreement, there are only two incentives: a service quality incentive and an earnings performance incentive. The service quality incentive is similar to an incentive that is in the current agreement, and the earnings performance incentive provides for sharing of earnings in excess of the allowed return on equity. The production cost incentive would be eliminated effective January 1, 1994.

     Allowed returns on common equity under the new agreement would be 11.1% for year one, 11.2% for year two and 11.2% for year three.

     Discussions are under way between the company, the PSC staff and other parties regarding a new gas rate settlement agreement (new gas agreement). In addition, the company recently filed with the PSC for adjustments to the third year natural gas rates in accordance with the terms of the current agreement, as mentioned above. If negotiations are successful with the new gas agreement, then the gas price increase proposed in the May filing would not take effect. The company does not expect base natural gas rates to increase above the rate of inflation for the next few years.

(b) Results of Operations

Three months ended March 31, 1995 compared with three months ended March 31, 1994:


                                 1995        1994     % Change
                      (Thousands, except Per Share Amounts)

Operating revenues              $571,910    $565,167     1%
Earnings available for
  common stock                   $70,825     $79,834   (11%)
Average shares outstanding        71,503      70,801     1%
Earnings per share                  $.99       $1.13   (12%)
Dividends per share                 $.35        $.55   (36%)


     Operating revenues for the first quarter of 1995 increased
$7 million, or 1%, compared to the first quarter of 1994.
Changes in operating revenues are discussed by business segment beginning on this page.

     Earnings per share decreased 14 cents, or 12%, for the first three months of 1995. Earnings were reduced by 17 cents per share due to lower natural gas deliveries and electric retail sales that reflected the warmer first quarter of 1995 compared to the extreme cold for the same period in 1994, and continued sluggish economic conditions in the company's service territory. Lower electric retail sales affected earnings because beginning in March 1995, the company is no longer recording revenues for sales shortfalls through the modified RDM. This is in accordance with the new agreement, which is subject to PSC approval (see Liquidity and Capital Resources - Rate Matters). Earnings per share increased by 7 cents because of the higher allowed return on equity, 11.4% effective in August 1994 compared to 10.8% effective in August 1993, partially offsetting the decreases.

Operating Results by Business Segment

Electric                         Three Months ended March 31,
                               1995        1994     % Change
                                        (Thousands)
Retail sales-kilowatt-
  hours(kwh)                 3,462,090    3,752,617     (8%)
Operating revenues            $450,001     $424,520      6%
Operating expenses            $358,279     $327,609      9%
Operating income               $91,722      $96,911     (5%)


     Electric retail sales decreased 8% in the first quarter of 1995 compared to the prior year quarter as a result of warmer weather and continued sluggish economic conditions in the company's service territory.

     The $25 million, or 6%, increase in electric operating revenues for the quarter ended March 31, 1995 was primarily the result of increased rates effective August 1994, which added $19 million, and an $11 million increase in revenues from sales of electricity to other utilities. The higher electric rates are mainly attributable to mandated purchases of NUG power. These increases were partially offset by a decrease of $5 million because, beginning in March 1995, the company is no longer recording revenues for sales shortfalls through the modified RDM, in accordance with the new agreement, which is subject to PSC approval.

     Electric operating expenses rose by $31 million, or 9%, for the first quarter of 1995 primarily because of an increase of $34 million in electricity purchased, principally due to purchases from NUGs. This increase was partially offset by a $4 million decrease in fuel costs mainly attributable to lower fuel prices.


Natural Gas                    Three Months ended March 31,
                         1995           1994         % Change
                                     (Thousands)

Deliveries-
   dekatherms(dth)       22,539         26,465         (15%)
Operating revenues     $121,909       $140,647         (13%)
Operating expenses     $102,875       $117,568         (12%)
Operating income        $19,034        $23,079         (18%)


     Natural gas deliveries for the three-month period decreased
15% in 1995 compared to 1994 due to warmer weather and continued sluggish economic conditions in the company's service territory.

     Natural gas operating revenues declined by $19 million, or 13%, in the first quarter of 1995 compared to the first quarter of 1994. Lower sales accounted for a revenue decrease of $28 million. This decrease was partially offset by a $5 million increase in net revenues collected through the gas weather normalization clause. The change in natural gas rates effective in August 1994 added another $2 million to revenues.

      The $15 million, or 12%, decrease in natural gas operating expenses is due to a $13 million decrease in purchased gas, mainly because of the lower volume of natural gas purchases, and a decrease of $2 million in federal income taxes, the result of lower pre-tax book income.


PART II - OTHER INFORM                      ATION

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - See Exhibit Index.

  (b) Report on Form 8-K

      No reports on Form 8-K were filed during the quarter for which this report is filed.
                                 Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     NEW YORK STATE ELECTRIC & GAS CORPORATION
                                 (Registrant)



                          By  GARY J. TURTON

                              GARY J. TURTON
                              Controller
                              (Chief Accounting Officer)


Date:  May 10, 1995

                               EXHIBIT INDEX


27  --  Financial Data Schedule.