Form 10-Q
period 1995-06-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 1995-08-11
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      June 30, 1995
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of July 31, 1995 was 71,502,827.

                            TABLE OF CONTENTS

                                 PART I


                                                            Page

Item 1.      Financial Statements . . . . . . . . . . . . . .  1


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             (a)    Liquidity and Capital Resources . . . . .  6
             (b)    Results of Operations . . . . . . . . . . 12





                                 PART II

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . 16

Item 4.      Submission of Matters to a Vote of Security
             Holders. . . . . . . . . . . . . . . . . . . . . 17


Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 17
             (b)    Reports on Form 8-K . . . . . . . . . . . 17



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 19

                          PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)
                      (Thousands, except per share amounts)


Periods Ended June 30                     Three Months          Six Months
                                         1995      1994     1995        1994
Operating Revenues
 Electric . . . . . . . . . . . . . .  $388,559 $340,899   $838,560   $765,419
 Natural gas. . . . . . . . . . . . .    51,357   47,740    173,266    188,387
                                        -------  -------  ---------  ---------
      Total Operating Revenues. . . .   439,916  388,639  1,011,826    953,806
                                        -------  -------  ---------  ---------
Operating Expenses
 Fuel used in electric generation . .    51,431   49,576    114,936    117,220
 Electricity purchased. . . . . . . .    77,329   49,870    156,991     95,321
 Natural gas purchased. . . . . . . .    26,422   27,848     93,773    108,130
 Other operating expenses . . . . . .    78,747   81,705    157,109    157,699
 Maintenance. . . . . . . . . . . . .    29,444   28,165     53,398     52,607
 Depreciation and amortization. . . .    46,010   43,634     92,036     87,054
 Federal income taxes . . . . . . . .    20,142   11,814     66,709     60,488
 Other taxes. . . . . . . . . . . . .    49,498   48,243    105,225    107,513
                                        -------  -------  ---------  ---------
      Total Operating Expenses. . . .   379,023  340,855    840,177    786,032
                                        -------  -------  ---------  ---------
Operating Income. . . . . . . . . . .    60,893   47,784    171,649    167,774
Other Income and Deductions . . . . .    (3,876)      10     (5,248)       (15)
                                        -------  -------  ---------  ---------
Income Before Interest Charges. . . .    57,017   47,794    166,401    167,759
                                        -------  -------  ---------  ---------
Interest Charges
 Interest on long-term debt . . . . .    28,928   33,049     58,513     66,181
 Other interest . . . . . . . . . . .     3,600    3,061      8,204      5,865
 Allowance for borrowed funds
   used during construction . . . . .      (141)    (711)      (530)    (1,375)
                                        -------  -------  ---------  ---------
      Interest Charges, Net . . . . .    32,387   35,399     66,187     70,671
                                        -------  -------  ---------  ---------

Net Income. . . . . . . . . . . . . .    24,630   12,395    100,214     97,088
Preferred Stock Dividends . . . . . .     4,716    4,650      9,475      9,509
                                        -------  -------  ---------  ---------
Earnings Available for Common Stock .   $19,914   $7,745    $90,739    $87,579
                                        =======  =======  =========  =========
Earnings Per Share. . . . . . . . . .      $.28     $.11      $1.27      $1.23

Dividends Per Share . . . . . . . . .      $.35     $.55       $.70      $1.10

Average Shares Outstanding. . . . . .    71,503   71,214     71,503     71,008




The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)


                                                         June 30,    Dec. 31,
                                                          1995         1994

Assets

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .$5,020,963  $4,916,960
 Natural gas. . . . . . . . . . . . . . . . . . . . . .   426,890     414,929
 Common . . . . . . . . . . . . . . . . . . . . . . . .   136,359     143,366
                                                       ----------  ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5,584,212   5,475,255
 Less accumulated depreciation. . . . . . . . . . . . . 1,718,043   1,642,653
                                                       ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . . 3,866,169   3,832,602
 Construction work in progress. . . . . . . . . . . . .    99,779     154,723
                                                       ----------  ----------
   Total Utility Plant. . . . . . . . . . . . . . . . . 3,965,948   3,987,325

Other Property and Investments, Net . . . . . . . . . .   102,174     103,920

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .     7,023      22,322
 Special deposits . . . . . . . . . . . . . . . . . . .     4,673       7,591
 Accounts receivable, net . . . . . . . . . . . . . . .   111,700     155,665
 Fuel, at average cost. . . . . . . . . . . . . . . . .    37,567      49,934
 Materials and supplies, at average cost. . . . . . . .    47,761      47,843
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    28,274      30,441
 Accumulated deferred federal income
    tax benefits, net . . . . . . . . . . . . . . . . .    29,265      11,457
                                                       ----------  ----------
   Total Current Assets . . . . . . . . . . . . . . . .   266,263     325,253

Deferred Charges
 Unfunded future federal income taxes . . . . . . . . .   361,292     363,151
 Unamortized debt expense . . . . . . . . . . . . . . .   112,179     114,444
 Demand-side management program costs . . . . . . . . .    73,731      72,849
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   230,233     255,963
                                                       ----------  ----------
   Total Deferred Charges . . . . . . . . . . . . . . .   777,435     806,407
                                                       ----------  ----------
   Total Assets . . . . . . . . . . . . . . . . . . . .$5,111,820  $5,222,905
                                                       ==========  ==========






The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)
                                                           June 30,   Dec. 31,
                                                          1995        1994
Capitalization and Liabilities

Capitalization
 Common stock equity
      Common stock  . . . . . . . . . . . . . . . . . .  $476,686    $476,686
      Capital in excess of par value. . . . . . . . . .   842,032     841,624
      Retained earnings . . . . . . . . . . . . . . . .   387,234     346,547
                                                       ----------  ----------
 Total common stock equity. . . . . . . . . . . . . . . 1,705,952   1,664,857
 Preferred stock redeemable solely at the
    option of the company . . . . . . . . . . . . . . .   140,500     140,500
 Preferred stock subject to mandatory
    redemption requirements . . . . . . . . . . . . . .   125,000     125,000
 Long-term debt . . . . . . . . . . . . . . . . . . . . 1,618,534   1,651,081
                                                       ----------  ----------
      Total Capitalization. . . . . . . . . . . . . . . 3,589,986   3,581,438
Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .     8,055      36,231
 Notes payable. . . . . . . . . . . . . . . . . . . . .    59,300     151,900
 Accounts payable and accrued liabilities . . . . . . .    90,236     107,356
 Interest accrued . . . . . . . . . . . . . . . . . . .    24,005      25,132
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   104,245      94,961
                                                       ----------  ----------
      Total Current Liabilities . . . . . . . . . . . .   285,841     415,580

Deferred Credits and Other Liabilities
 Accumulated deferred investment tax credit . . . . . .   129,337     132,440
 Excess deferred federal income taxes . . . . . . . . .    33,786      34,040
 Other postretirement benefits. . . . . . . . . . . . .    68,432      55,887
 Liability for environmental restoration. . . . . . . .    33,600      33,600
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   108,365     131,585
                                                       ----------  ----------
      Total Deferred Credits and Other Liabilities. . .   373,520     387,552

Accumulated Deferred Federal Income Taxes
 Unfunded future federal income taxes . . . . . . . . .   361,292     363,151
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   501,181     475,184
                                                       ----------  ----------
      Total Accumulated Deferred Federal
       Income Taxes . . . . . . . . . . . . . . . . . .   862,473     838,335

Commitments and Contingencies . . . . . . . . . . . . .      -           -
                                                       ----------  ----------
      Total Capitalization and Liabilities. . . . . . .$5,111,820  $5,222,905
                                                       ==========  ==========

The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)
                                  (Thousands)
Periods Ended June 30                                     Six Months
                                                       1995        1994
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . . $100,214     $97,088
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization. . . . . . . . . .   92,036      87,054
   Deferred fuel and purchased gas. . . . . . . . .   17,138       8,831
   Federal income taxes and investment tax credits
     deferred, net .  . . . . . . . . . . . . . . .  (10,565)    (14,540)
   Unbilled revenue amortization. . . . . . . . . .   (1,429)     (3,125)
 Changes in current operating assets and liabilities:
   Accounts receivable excluding accounts
     receivable sold. . . . . . . . . . . . . . . .   43,965      11,652
   Inventory. . . . . . . . . . . . . . . . . . . .   12,449       9,607
   Accounts payable and accrued liabilities . . . .  (17,120)    (15,726)
   Taxes accrued. . . . . . . . . . . . . . . . . .   28,082      21,384
 Other, net . . . . . . . . . . . . . . . . . . . .   (3,924)     49,290
                                                     -------    --------
    Net Cash Provided by Operating Activities . . .  260,846     251,515
                                                     -------    --------
Investing Activities
 Utility plant capital expenditures,
   net of allowance for other funds
   used during construction . . . . . . . . . . . .  (68,766)   (114,806)
 Proceeds received from governmental and
    other sources . . . . . . . . . . . . . . . . .    3,730       1,802
 Expenditures for other property and investments. .   (2,480)    (30,106)
 Funds restricted for capital expenditures. . . . .    2,192      23,326
                                                     -------    --------
    Net Cash Used in Investing Activities . . . . .  (65,324)   (119,784)
                                                     -------    --------
Financing Activities
 Issuance of pollution control notes. . . . . . . .   37,000     201,000
 Sale of common stock . . . . . . . . . . . . . . .     -         21,298
 Repayments of first mortgage bonds, pollution
    control notes and preferred stock,
    including premiums. . . . . . . . . . . . . . .  (92,395)   (218,500)
 Revolving credit agreement repayment . . . . . . .     -        (50,000)
 Changes in funds set aside for pollution control
   note repayments. . . . . . . . . . . . . . . . .     -         (8,500)
 Long-term notes, net . . . . . . . . . . . . . . .   (3,279)     (1,020)
 Notes payable, net . . . . . . . . . . . . . . . .  (92,600)     25,900
 Dividends on common and preferred stock. . . . . .  (59,547)    (87,988)
                                                     -------    --------
    Net Cash Used in Financing Activities . . . . . (210,821)   (117,810)
                                                     -------    --------
Net (Decrease) Increase in Cash and
   Cash Equivalents . . . . . . . . . . . . . . . .  (15,299)     13,921
Cash and Cash Equivalents, Beginning of Period. . .   22,322       4,264
                                                     -------    --------
Cash and Cash Equivalents, End of Period. . . . . .   $7,023     $18,185
                                                     =======    ========

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .  $61,699     $65,748
  Income taxes. . . . . . . . . . . . . . . . . . .  $25,917     $39,853

The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)
                                   (Thousands)


Periods ended June 30                                  Six Months
                                                     1995      1994

Balance, beginning of period. . . . . . . . . .    $346,547  $320,114
Add net income. . . . . . . . . . . . . . . . .     100,214    97,088
                                                   --------  --------
                                                    446,761   417,202


Deduct dividends on capital stock:
 Preferred. . . . . . . . . . . . . . . . . . .       9,475     9,509
 Common . . . . . . . . . . . . . . . . . . . .      50,052    77,928
                                                   --------  --------
                                                     59,527    87,437
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .    $387,234  $329,765
                                                   ========  ========































The notes on page 6 are an integral part of the financial statements.

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

Note 2.   Reclassification

     Certain items have been reclassified on the consolidated financial statements to conform to the 1995 presentation.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Rate Matters (See Form 10-K for fiscal year ended December 31,
1994, Item 1(a)-Rates and regulatory matters-Rate Matters.)

     On August 1, 1995, the Public Service Commission of the State of New York (PSC) approved a new three-year electric rate-settlement agreement (new agreement) for the period August 1, 1995 through July 31, 1998. The first year of the new agreement replaces the final year of the electric portion of the company's previous three-year electric and natural gas rate-settlement agreement (previous agreement). Allowed returns on common equity under the new agreement are 11.1% for year one and 11.2% for years two and three. The new agreement increases the company's average electric prices by:

    2.9% or $45.1 million in year one, effective August 1, 1995
    2.8% or $45.3 million in year two, effective August 1, 1996
    2.7% or $45.5 million in year three, effective August 1, 1997

     More than sixty percent of the price increase in the first year of the new agreement is needed to cover the escalating cost of electricity the company is required to buy from non-utility generators (NUGs).

     To assure price predictability and stability, the fuel adjustment clause, the revenue decoupling mechanism (RDM) and most other true-up mechanisms have been eliminated in the new agreement. Also, annual adjustments of remaining true-up mechanisms have been eliminated; instead adjustments will be made at the end of the new agreement. The production cost incentive was eliminated effective January 1, 1994. Only the service quality incentive and an earnings performance incentive remain under the new agreement.

     On August 1, 1995, the PSC approved a 3.2% increase in natural gas base rates for the company, effective August 1, 1995. An 11.0% return on common equity was also approved. This increase is the third under the gas portion of the previous agreement. The rates were approved on a temporary basis pending the outcome of settlement discussions between the company, the PSC staff and other parties regarding a new three-year gas rate-settlement agreement (new gas agreement). Depending on the final outcome of discussions, the difference in rates effective August 1, 1995, and rates established under a new gas agreement is subject to refund.

FERC Regulatory Matters  (See Form 10-Q for the quarter ended
March 31, 1995, Item 2(a)-Liquidity and Capital Resources - FERC
Regulatory Matters.)

     In March 1995 the Federal Energy Regulatory Commission
(FERC) issued two notices of proposed rulemaking (March NOPR) to facilitate the development of competitive wholesale electric markets by opening up transmission services and to address the transition costs associated with the development of competitive wholesale markets. Transition costs (also called stranded costs) are costs that utilities have incurred or may incur that may become unrecoverable as the industry moves from a heavily regulated environment to a less-regulated, competitive environment.

     In July 1995 the company, as part of a coalition of other utilities, filed joint comments that addressed legal issues raised by the March NOPR. The coalition comments support the FERC's proposal on recovery of stranded costs associated with a municipality establishing its own electric system and newly created or expanded wholesale customers. The comments urge the FERC to set a national policy that will ensure recovery of stranded costs associated with retail wheeling or at a minimum to accept filings to implement state authorized stranded cost charges to reduce the risk associated with challenges to state authority to establish such charges.

     In August 1995 the company also filed a separate document with respect to the March NOPR that addressed legal and technical issues specific to the company. Reply comments are due by October 4, 1995.

FERC Filing (See Form 10-K for fiscal year ended December 31,
1994, Item 1(c)(i)-Principal business)

     On February 14, 1995, the company filed a petition with the FERC asking for relief from having to pay approximately $2 billion more than its avoided costs for power purchased over the life of two NUG contracts. The company believes that the overpayments under these two contracts violate the Public Utility
Regulatory Policies Act of 1978.

     On April 12, 1995, the FERC denied the company's petition and alleged the following reasons for the denial: (a) the company's contracts are consistent with the FERC regulations, (b) the company's contracts were not challenged at the time they were executed and, therefore, the company's challenge now is untimely, and (c) the need to maintain the sanctity of contracts in order to facilitate project financing and the transition to wholesale competition.

     The company filed a request for rehearing with the FERC on May 11, 1995, which was deemed denied under FERC's rules of procedure. On June 14, 1995, the company filed a petition with the United States Court of Appeals for the District of Columbia to review FERC's decision.

Flexible Rates

     The company has developed flexible rates that allow it to negotiate long-term contracts with certain of its electric and natural gas customers. The contracts may cover existing load, new load, or both. To date, 18 major electric industrial customers have signed contracts ranging from three to seven years. These contracts retain more than $42 million and add another $9 million in annual revenues, which together represent 3.1% of the company's total electric revenues for the twelve months ended June 30, 1995. The company also has new contracts with five major natural gas customers for load additions totalling $1.5 million in annual revenues. Each month the company develops over 275 natural gas prices to compete with the alternative fuels available.

Competitive Conditions (See Form 10-K for fiscal year ended
December 31, 1994, Item 1(c)(x) - Competitive conditions)

     In August 1994 the PSC instituted Phase II of a generic proceeding which is studying the broad subject of flexible, competitive rates. Phase II of the proceeding was instituted to address competitive opportunities available to electric customers and investigate the future regulation of electric service in light of competition. The overall objective is to identify regulatory and ratemaking practices that will assist the transition to a more competitive electric industry.

     In June 1995 the PSC issued an Order adopting principles to guide the transition to competition in the electric industry.
The principles are designed to provide a framework for electric competition and address issues in eight key categories related to providing electric service: resource management, customer service, reliability and safety, competitive market characteristics, regulatory issues, transition issues, economic efficiency, and economic developments. Issues related to both wholesale and retail competition will be examined in this proceeding. The administrative law judge presiding over this proceeding is expected to issue a recommended decision by the end of 1995.

     This proceeding could affect the eligibility of electric utilities in New York State to continue applying Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). If the company could no longer meet the criteria of SFAS 71 for all or a part of its business, the company would have to expense certain previously deferred costs. Although the company believes it will continue to meet the criteria of SFAS 71 in the near future, it cannot predict what effect a competitive marketplace or future actions of the PSC will have on its ability to continue to do so.

     The company continually reviews its strategic plans to address the challenges of competition. That review currently includes a study of ways to improve organizational and financial flexibility.

     The company has taken other steps to address competitive pressure. In June 1995 the company placed a 35 megawatt (MW) generating unit at the company's Hickling Generating Station on long-term cold standby. This is in addition to the two generating units (97 MW) that were placed on long-term cold standby during 1994. A generating unit at the company's Greenidge Generating Station that is on long-term cold standby has been activated as needed during 1995, to meet the company's energy demands during peak periods. The company continues to closely evaluate the performance of five other units (308 MW) to make sure their output remains marketable and their operation economical. As of June 30, 1995, the company's generating capacity was 2,480 MW, excluding the three units on long-term cold standby.

     In July 1995 the company announced that the work force at four of its generating stations - Hickling, Greenidge, Goudey and Jennison - will be reduced by eliminating 42 hourly jobs and reassigning 16 salaried positions. It is expected that the hourly job terminations will be completed at all four stations by August 19, 1995. The stations will continue to operate but will be closely monitored to ensure that they remain competitive.

     In addition to overall expense controls, the company has taken several steps over the past two years to maximize cash flow and improve financial flexibility, including significant capital spending reductions and a common stock dividend reduction in October 1994. As a result of these efforts, the company expects to have cash in excess of its operating and capital needs over the next several years. How this cash is utilized will depend on industry and market conditions at the time, and could include continued debt and preferred stock redemptions, additional investments in unregulated businesses or the repurchase of common stock. The company petitioned the PSC last fall for approval to repurchase common stock. This approval is expected in the third quarter of 1995.

Diversification

     NGE Enterprises, Inc. (NGE), a wholly owned subsidiary of the company, owns two unregulated businesses - EnerSoft
Corporation (EnerSoft) and XENERGY, Inc. (XENERGY).

     Formed in May 1993, EnerSoft is a computer software company developing and marketing software for natural gas utilities, marketers and pipeline operators. EnerSoft, through an alliance with the New York Mercantile Exchange, has developed Channel 4, a natural gas and pipeline capacity trading and information system for the North American market. Channel 4 was launched and available for use on August 11, 1995. Like most development stage companies, EnerSoft has been incurring operating losses. The company expects that EnerSoft will continue to incur operating losses in the near term. Market acceptance of Channel 4 is key to improving EnerSoft's financial performance.

     XENERGY, acquired in June 1994, is an energy services, information systems and energy-consulting company providing energy services, conservation engineering and DSM services to utilities, governmental agencies and end-use energy consumers. XENERGY's 1995 revenues have been lower than expected due to a soft utility consulting market.

     NGE is exploring environmental and operating services opportunities with both domestic and foreign strategic partners.

     As of July 31, 1995 and December 31, 1994, the company had invested approximately $50 million and $47 million, respectively, in NGE to finance its diversified investments. For the six months ended June 30, 1995 and for the year ended December 31, 1994, NGE incurred net losses of $4.8 million and $6.0 million, respectively. The company expects that NGE will incur an operating loss in 1995 that will be higher than the loss experienced in 1994. The company expects that NGE will break even in 1996 and that it will contribute to earnings by 1997.

Net Cash Provided by Operating Activities

     Cash provided by operating activities for the six months ended June 30, 1995, increased $9 million, up 4% from the six months ended June 30, 1994. The increase was primarily due to an increase in cash provided by working capital items in 1995 and an increase in net income. Net cash from operating activities is derived by adjusting reported net income for charges or credits that have no cash effect (primarily depreciation, amortization and deferred income taxes) and changes in working capital items.

Net Cash Used in Investing Activities

     For the six months ended June 30, 1995, cash used in investing activities decreased $54 million, down 45% compared to the same period in 1994. The change was primarily due to a decrease in expenditures for utility plant construction.

     Capital expenditures for the six months ended June 30, 1995, were $69 million and have been primarily for the extension of service, necessary improvements at existing facilities, compliance with the Clean Air Act Amendments of 1990 and other environmental requirements. The company received $4 million from governmental and other sources to partially offset expenditures for compliance with the Clean Air Act Amendments of 1990. The company estimates that it will spend $188 million, including nuclear fuel, for capital expenditures in 1995.

Net Cash Used in Financing Activities

     Cash used in financing activities for the first six months of 1995 increased $93 million, up 79% compared to the first six months of 1994. The company issued less debt during the first half of 1995 than during the comparable period in 1994. This decrease was partially offset by a reduction in the amount of debt redeemed and dividends paid.

     In May 1995 the company repurchased $31 million of 9 7/8%
Series first mortgage bonds due February 2020 through the issuance of commercial paper.

     In August 1994 the Dividend Reinvestment and Stock Purchase Plan (DRP) began purchasing shares on the open market rather than the company issuing new shares. The company expects that the DRP will continue purchasing shares on the open market in the future.

(b) Results of Operations

Three months ended June 30, 1995 compared with three months ended
June 30, 1994:

                                 1995        1994     % Change
                      (Thousands, except Per Share Amounts)

Operating revenues              $439,916    $388,639    13%
Earnings available for
  common stock                   $19,914      $7,745   157%
Average shares outstanding        71,503      71,214     -%
Earnings per share                  $.28        $.11   155%
Dividends per share                 $.35        $.55   (36%)


     For the three months ended June 30, 1995, earnings per share increased 17 cents compared to the prior year period. Two one-time charges recorded in the second quarter of 1994 reduced earnings by 15 cents per share. Excluding the one-time charges, second quarter 1995 earnings were up two cents compared to 1994 earnings. Earnings per share for the second quarter of 1994 were reduced by 12 cents as a result of the 1993 production-cost penalty, and by 3 cents for the company's share of a voluntary early retirement program offered by Pennsylvania Electric Company (Penelec) to its Homer City Generating Station employees. The company owns the Homer City Generating Station jointly with Penelec, which operates the facility.

Six months ended June 30, 1995 compared with six months ended
June 30, 1994:

                                 1995        1994     % Change
                      (Thousands, except Per Share Amounts)

Operating revenues            $1,011,826    $953,806     6%
Earnings available for
  common stock                   $90,739     $87,579     4%
Average shares outstanding        71,503      71,008     1%
Earnings per share                 $1.27       $1.23     3%
Dividends per share                 $.70       $1.10   (36%)


     Earnings per share for the six months ended June 30, 1995, rose 4 cents compared to the prior year period. Earnings for the first six months of 1994 were reduced by 15 cents per share because of two one-time charges recorded in the second quarter of 1994, as discussed above. Lower electric retail sales reduced earnings per share by 11 cents, and lower natural gas sales reduced earnings by 4 cents per share for the six months ended June 30, 1995. These results reflect the warmer first quarter of 1995 compared to 1994, and continued sluggish economic conditions in the company's service territory. Lower electric retail sales affected earnings because, beginning in the first quarter of 1995, the company is no longer recording revenues for sales shortfalls through the RDM. This is in accordance with the new electric rate-settlement agreement approved by the PSC on August 1, 1995 (see Liquidity and Capital Resources - Rate Matters). Also, earnings per share were reduced by 4 cents due to losses incurred by the company's diversified operations (see Liquidity and Capital Resources - Diversification). These reductions were partially offset because of the higher allowed return on equity, 11.4% effective in August 1994 compared to 10.8% effective in August 1993, that added 8 cents to earnings per share for the six months.

Other Income and Deductions

     Other income and deductions decreased $4 million for the three months ended June 30, 1995, compared to the same period in 1994. This decrease was primarily due to expenses related to the May 1995 repurchase of $31 million of 9 7/8% Series first mortgage bonds due February 2020 and higher losses for NGE Enterprises, Inc. Other income and deductions decreased $5 million comparing the six month periods ended June 30, 1995 and 1994, for the same reasons.

Interest Expense

     Interest expense (before the reduction for allowance for borrowed funds used during construction) decreased $4 million comparing the quarters ended June 30, 1995 and 1994, and decreased $5 million comparing the six month periods ended June 30, 1995 and 1994. These decreases were primarily due to the refinancing or refunding of certain issues of long-term debt.

Operating Results by Business Segment

Electric                          Three Months ended June 30,
                                 1995        1994     % Change
                                        (Thousands)
Retail sales-kilowatt-
  hours(kwh)                   2,995,103   2,981,628     -%
Operating revenues              $388,559    $340,899    14%
Operating expenses              $329,978    $293,280    13%
Operating income                 $58,581     $47,619    23%


     The $48 million increase in electric operating revenues for the quarter ended June 30, 1995, was primarily due to higher electric prices that added $20 million. The higher prices were primarily due to changes in rates effective August 1994 to
accommodate increased mandated purchases of NUG power.   Revenues
increased $10 million due to various ratemaking adjustments and an increase in sales of electricity to others added another $5 million to revenues. Also, electric revenues for 1994 were reduced by $13 million because of the 1993 production-cost penalty that was recorded in the second quarter of 1994.

     Electric operating expenses rose by $37 million for the second quarter of 1995 primarily because of an increase of $27 million in electricity purchased, principally due to purchases from NUGs. In addition, federal income taxes grew by $7 million as a result of higher pretax book income.

                                    Six Months ended June 30,
                                 1995        1994     % Change
                                         (Thousands)
Retail sales-kilowatt-
  hours(kwh)                   6,457,193   6,734,245    (4%)
Operating revenues              $838,560    $765,419    10%
Operating expenses              $688,257    $620,889    11%
Operating income                $150,303    $144,530     4%


     Electric retail sales decreased 4% for the first six months of 1995 compared to the first six months of 1994 as a result of the warmer weather during the first quarter of this year and continued sluggish economic conditions in the company's service territory.

     Electric operating revenues increased $73 million for the six months ended June 30, 1995. Revenues rose $49 million because of increases in electric prices, due primarily to changes in rates effective August 1994 to accommodate increased mandated purchases of NUG power. An increase in sales of electricity to others added $15 million to revenues. Also, revenues increased $25 million due to various ratemaking adjustments. Electric revenues for 1994 were reduced by $13 million because of the 1993 production-cost penalty that was recorded in the second quarter of 1994. These increases were partially offset by a decrease in sales volume that reduced revenues by $28 million.

     An increase of $67 million in electric operating expenses for the six months is primarily attributable to an increase of $62 million in electricity purchased, primarily due to purchases from NUGs and an increase of $7 million in higher federal income taxes, the result of higher pretax book income.

Natural Gas                       Three Months ended June 30,
                                 1995        1994     % Change
                                     (Thousands)
Deliveries-
   dekatherms(dth)                10,186       9,043    13%
Operating revenues               $51,357     $47,740     8%
Operating expenses               $49,045     $47,575     3%
Operating income                  $2,312        $165  1301%


     Natural gas deliveries in 1994 included an adjustment to unbilled units (deliveries sold but not yet billed to customers). Excluding this adjustment, natural gas deliveries for the three month period increased 5% in 1995 compared to 1994. This in-crease is the result of a colder second quarter in 1995 compared to 1994 and greater incremental sales to large customers.

     Natural gas operating revenues increased by $4 million in the second quarter of 1995 compared to the second quarter of 1994 primarily as a result of higher sales that added $5 million.

      The $1 million increase in natural gas operating expenses for the second quarter of 1995 is due to a $1 million increase in federal income taxes, the result of higher pretax book income.

                                  Six Months ended June 30,
                                 1995        1994     % Change
                                     (Thousands)
Deliveries-
   dekatherms(dth)                32,725      35,508    (8%)
Operating revenues              $173,266    $188,387    (8%)
Operating expenses              $151,920    $165,143    (8%)
Operating income                 $21,346     $23,244    (8%)


     Natural gas deliveries decreased 8% for the first six months of 1995 compared to the first six months of 1994. The 1995 decrease in deliveries was due to warmer weather in the first quarter of 1995 and continued sluggish economic conditions in the company's service territory.

     For the six months ended June 30, 1995, natural gas operating revenues decreased $15 million compared to the six months ended June 30, 1994. The decrease was primarily due to lower sales which decreased revenues by $17 million. This decrease was partially offset by a $4 million increase in revenues as a result of higher natural gas prices due primarily to changes in rates effective in August 1994.

     The decrease in natural gas operating expenses of $13 million is primarily due to a decrease in natural gas purchased of $14 million, which is attributable to a decrease in volume.

PART II - OTHER INFORM                      ATION

Item 1.  Legal Proceedings

(a) By letter dated June 7, 1991, the New York State Department of Environmental Conservation (NYSDEC) notified the company that it had been identified as a potentially responsible party (PRP) at the Pfohl Brothers Landfill, an inactive hazardous waste disposal site (Pfohl Site) in Cheektowaga, New York. The Pfohl Site is listed on the National Priorities List and the New York State Registry of Inactive Hazardous Waste Sites. The NYSDEC offered the company an opportunity to enter into negotiations with it to undertake the investigation and remediation of the Pfohl Site. The NYSDEC informed the company that if it declined such negotiations, the NYSDEC would perform the necessary work at the Pfohl Site using the Hazardous Waste Remedial Fund and would seek recovery of its expenses from the company. On July 3, 1991, the company responded to the NYSDEC by declining to negotiate to undertake work at the Pfohl Site and it noted that the NYSDEC had not shown any significant responsibility on the part of the company for the situation at the Pfohl Site. The company believes that remediation costs at the Pfohl Site will be $35 million to $55 million. By letter dated April 2, 1992, the NYSDEC again notified the company that it had been identified as a PRP for the Pfohl Site and offered the company an opportunity to conduct or finance the on-site remedial design and action. This notice letter was also sent to 19 other PRPs. Approximately ten of these other named PRPs have agreed to perform the remedial work required by the NYSDEC. By letter dated June 1, 1992, the company notified the NYSDEC that it declined to perform such remedial work because it believed that it was not a significant contributor to the Pfohl Site.

     In May of 1995 the company agreed to participate in a process for allocating remedial costs at the Pfohl Site with the other PRPs. The company contributed $20,000 toward past costs, which sum is subject to that allocation process. Because the company does not believe that it has any significant respon-sibility at the Pfohl Site, it believes that the ultimate disposition of this matter will not have a material adverse effect on its results of operations or financial position.

      Three actions were commenced against the company and approximately 19 other defendants in the New York State Supreme Court, Erie County (on January 17, 1995, April 7, 1995, and June 14, 1995, respectively), by plaintiffs who allegedly resided near or recreated at the Pfohl Site in Cheektowaga, New York, claiming damages for personal injuries, wrongful death, and loss of consortium allegedly caused by exposure to hazardous chemicals from the Pfohl Site. The plaintiffs allege that the defendants are strictly liable, and were negligent or grossly negligent, for disposing of hazardous and toxic materials at the Pfohl Site, and they seek compensatory and punitive damages that total $96.5 million in the aggregate. The company believes that the actions against it are without merit and will defend these actions vigorously.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the company was held on May 12, 1995. The following matters were voted upon:

a)  The election of four directors:

   Nominees       Cumulative Votes For  Cumulative Votes Withheld
J. A. Carrigg          60,150,568                 100,802
P. L. Gioia            60,474,834                 425,068
B. E. Lynch            60,606,741                 556,975
C. W. Stuart           58,966,929               1,082,837

b) A shareholder proposal requesting that there be a percentage reduction in director remuneration based on a dividend reduction was defeated:

Shares For:            14,146,741
Shares Against:        36,876,776
Shares Abstain:         1,641,707
Broker "Non Votes":     9,467,959

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


                     NEW YORK STATE ELECTRIC & GAS CORPORATION
                                 (Registrant)



                          By  Gary J. Turton

                              Gary J. Turton
                              Controller
                              (Chief Accounting Officer)


Date:  August 11, 1995
                               EXHIBIT INDEX

27    -- Financial Data Schedule.