Form 10-Q
period 1995-09-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 1995-11-09
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      September 30, 1995
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of October 31, 1995 was 71,502,827.

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

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 19

                          PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)
                      (Thousands, except per share amounts)


Periods Ended September 30                Three Months         Nine Months
                                          1995     1994      1995       1994
Operating Revenues
 Electric . . . . . . . . . . . . . .  $439,357 $408,805 $1,277,917 $1,174,224
 Natural gas. . . . . . . . . . . . .    25,337   23,646    198,603    212,033
                                        -------  -------  ---------  ---------
      Total Operating Revenues. . . .   464,694  432,451  1,476,520  1,386,257
                                        -------  -------  ---------  ---------
Operating Expenses
 Fuel used in electric generation . .    62,993   59,500    177,929    176,720
 Electricity purchased. . . . . . . .    78,880   72,675    235,871    167,996
 Natural gas purchased. . . . . . . .    11,330   10,842    105,103    118,972
 Other operating expenses . . . . . .    78,638   82,918    235,747    240,617
 Maintenance. . . . . . . . . . . . .    29,018   27,107     82,416     79,714
 Depreciation and amortization. . . .    46,305   43,961    138,341    131,015
 Federal income taxes . . . . . . . .    30,038   21,438     96,747     81,926
 Other taxes. . . . . . . . . . . . .    50,892   50,659    156,117    158,172
                                        -------  -------  ---------  ---------
      Total Operating Expenses. . . .   388,094  369,100  1,228,271  1,155,132
                                        -------  -------  ---------  ---------
Operating Income. . . . . . . . . . .    76,600   63,351    248,249    231,125
Other Income and Deductions . . . . .    (1,658)     728     (6,842)       713
                                        -------  -------  ---------  ---------
Income Before Interest Charges. . . .    74,942   64,079    241,407    231,838
                                        -------  -------  ---------  ---------
Interest Charges
 Interest on long-term debt . . . . .    28,581   30,221     87,094     96,402
 Other interest . . . . . . . . . . .     3,374    3,418     11,578      9,283
 Allowance for borrowed funds
   used during construction . . . . .      (516)    (513)      (982)    (1,888)
                                        -------  -------  ---------  ---------
      Interest Charges, Net . . . . .    31,439   33,126     97,690    103,797
                                        -------  -------  ---------  ---------

Net Income. . . . . . . . . . . . . .    43,503   30,953    143,717    128,041
Preferred Stock Dividends . . . . . .     4,625    4,702     14,100     14,211
                                        -------  -------  ---------  ---------
Earnings Available for Common Stock .   $38,878  $26,251   $129,617   $113,830
                                        =======  =======  =========  =========
Earnings Per Share. . . . . . . . . .      $.54     $.37      $1.81      $1.60

Dividends Per Share . . . . . . . . .      $.35     $.55      $1.05      $1.65

Average Shares Outstanding. . . . . .    71,503   71,490     71,503     71,171




The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)


                                                        Sept. 30,    Dec. 31,
                                                           1995        1994

Assets

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .$5,060,270  $4,916,960
 Natural gas. . . . . . . . . . . . . . . . . . . . . .   436,126     414,929
 Common . . . . . . . . . . . . . . . . . . . . . . . .   129,802     143,366
                                                       ----------  ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5,626,198   5,475,255
 Less accumulated depreciation. . . . . . . . . . . . . 1,752,337   1,642,653
                                                       ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . . 3,873,861   3,832,602
 Construction work in progress. . . . . . . . . . . . .    99,378     154,723
                                                       ----------  ----------
   Total Utility Plant. . . . . . . . . . . . . . . . . 3,973,239   3,987,325

Other Property and Investments, net . . . . . . . . . .   101,389     103,920
Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .     6,633      22,322
 Special deposits . . . . . . . . . . . . . . . . . . .     5,407       7,591
 Accounts receivable, net . . . . . . . . . . . . . . .   106,618     155,665
 Fuel, at average cost. . . . . . . . . . . . . . . . .    36,927      49,934
 Materials and supplies, at average cost. . . . . . . .    47,409      47,843
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    19,270      30,441
 Accumulated deferred federal income
    tax benefits. . . . . . . . . . . . . . . . . . . .    26,724      11,457
                                                       ----------  ----------
   Total Current Assets . . . . . . . . . . . . . . . .   248,988     325,253

Deferred Charges
 Unfunded future federal income taxes . . . . . . . . .   360,345     363,151
 Unamortized debt expense . . . . . . . . . . . . . . .   112,123     114,444
 Demand-side management program costs . . . . . . . . .    75,710      72,849
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   220,909     255,963
                                                       ----------  ----------
   Total Deferred Charges . . . . . . . . . . . . . . .   769,087     806,407
                                                       ----------  ----------
   Total Assets . . . . . . . . . . . . . . . . . . . .$5,092,703  $5,222,905
                                                       ==========  ==========






The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)
                                                          Sept. 30,   Dec. 31,
                                                           1995        1994
Capitalization and Liabilities

Capitalization
 Common stock equity
      Common stock  . . . . . . . . . . . . . . . . . .  $476,686    $476,686
      Capital in excess of par value. . . . . . . . . .   842,228     841,624
      Retained earnings . . . . . . . . . . . . . . . .   401,086     346,547
                                                       ----------  ----------
 Total common stock equity. . . . . . . . . . . . . . . 1,720,000   1,664,857
 Preferred stock redeemable solely at the
    option of the Company . . . . . . . . . . . . . . .   140,500     140,500
 Preferred stock subject to mandatory
    redemption requirements . . . . . . . . . . . . . .   125,000     125,000
 Long-term debt . . . . . . . . . . . . . . . . . . . . 1,616,897   1,651,081
                                                       ----------  ----------
      Total Capitalization. . . . . . . . . . . . . . . 3,602,397   3,581,438
Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .     5,512      36,231
 Commercial paper . . . . . . . . . . . . . . . . . . .      -        151,900
 Accounts payable and accrued liabilities . . . . . . .    97,453     107,356
 Interest accrued . . . . . . . . . . . . . . . . . . .    38,025      25,132
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .    37,145      12,414
 Other. . . . . . . . . . . . . . . . . . . . . . . . .    66,767      82,547
                                                       ----------  ----------
      Total Current Liabilities . . . . . . . . . . . .   244,902     415,580

Deferred Credits and Other Liabilities
 Accumulated deferred investment tax credit . . . . . .   127,785     132,440
 Excess deferred federal income taxes . . . . . . . . .    33,357      34,040
 Other postretirement benefits. . . . . . . . . . . . .    71,874      55,887
 Liability for environmental restoration. . . . . . . .    33,600      33,600
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   100,892     131,585
                                                       ----------  ----------
      Total Deferred Credits and Other Liabilities. . .   367,508     387,552

Accumulated Deferred Federal Income Taxes
 Unfunded future federal income taxes . . . . . . . . .   360,345     363,151
 Other. . . . . . . . . . . . . . . . . . . . . . . . .   517,551     475,184
                                                       ----------  ----------
      Total Accumulated Deferred Federal
       Income Taxes . . . . . . . . . . . . . . . . . .   877,896     838,335

Commitments and Contingencies . . . . . . . . . . . . .      -           -
                                                       ----------  ----------

      Total Capitalization and Liabilities. . . . . . .$5,092,703  $5,222,905
                                                       ==========  ==========

The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)
                                  (Thousands)
Periods Ended September 30                               Nine Months
                                                       1995        1994
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . . $143,717    $128,041
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization. . . . . . . . . .  138,341     131,015
   Deferred fuel and purchased gas. . . . . . . . .   13,051      (1,510)
   Federal income taxes and investment tax credits
     deferred, net .  . . . . . . . . . . . . . . .   (4,217)     (6,092)
 Changes in current operating assets and liabilities:
   Accounts receivable excluding accounts
     receivable sold. . . . . . . . . . . . . . . .   49,047      48,770
   Prepayments. . . . . . . . . . . . . . . . . . .   11,171      11,331
   Inventory. . . . . . . . . . . . . . . . . . . .   13,441       4,704
   Accounts payable and accrued liabilities . . . .   (9,903)    (23,940)
   Taxes accrued. . . . . . . . . . . . . . . . . .   24,731      12,510
   Interest accrued . . . . . . . . . . . . . . . .   12,893       7,470
 Other, net . . . . . . . . . . . . . . . . . . . .   10,693      49,593
                                                    --------    --------
    Net Cash Provided by Operating Activities . . .  402,965     361,892
                                                    --------    --------
Investing Activities
 Utility plant capital expenditures . . . . . . . . (120,727)   (174,449)
 Proceeds received from governmental and
    other sources . . . . . . . . . . . . . . . . .    4,793      18,928
 Expenditures for other property and investments. .   (3,454)    (32,904)
 Funds restricted for capital expenditures. . . . .    1,324      33,960
                                                    --------    --------
    Net Cash Used in Investing Activities . . . . . (118,064)   (154,465)
                                                    --------    --------
Financing Activities
 Issuance of pollution control notes. . . . . . . .   37,000     201,000
 Sale of common stock . . . . . . . . . . . . . . .     -         23,407
 Repayments of first mortgage bonds, pollution
    control notes and preferred stock,
    including premiums. . . . . . . . . . . . . . .  (92,395)   (423,200)
 Revolving credit agreement repayment . . . . . . .     -        (50,000)
 Changes in funds set aside for preferred stock
    repayments. . . . . . . . . . . . . . . . . . .     -         95,000
 Long-term notes, net . . . . . . . . . . . . . . .   (4,006)     (1,605)
 Commercial paper, net. . . . . . . . . . . . . . . (151,900)     84,300
 Dividends on common and preferred stock. . . . . .  (89,289)   (131,949)
                                                    --------    --------
    Net Cash Used in Financing Activities . . . . . (300,590)   (203,047)
                                                    --------    --------
Net (Decrease) Increase in Cash and
   Cash Equivalents . . . . . . . . . . . . . . . .  (15,689)      4,380
Cash and Cash Equivalents, Beginning of Period. . .   22,322       4,264
                                                    --------    --------
Cash and Cash Equivalents, End of Period. . . . . .   $6,633      $8,644
                                                    ========    ========

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .  $75,673     $88,228
  Income taxes. . . . . . . . . . . . . . . . . . .  $36,843     $52,400

The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)
                                   (Thousands)


Periods ended September 30                             Nine Months
                                                     1995      1994

Balance, beginning of period. . . . . . . . . .    $346,547  $320,114
Add net income. . . . . . . . . . . . . . . . .     143,717   128,041
                                                   --------  --------
                                                    490,264   448,155


Deduct dividends on capital stock:
 Preferred. . . . . . . . . . . . . . . . . . .      14,100    14,211
 Common . . . . . . . . . . . . . . . . . . . .      75,078   117,239
                                                   --------  --------
                                                     89,178   131,450
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .    $401,086  $316,705
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

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Rate Matters (See Form 10-Q for quarter ended June 30, 1995, Item
2(a)-Liquidity and Capital Resources-Rate Matters.)

     On August 1, 1995, the Public Service Commission of the State of New York (PSC) authorized a 3.2% increase in natural gas base rates for the company, effective August 1, 1995. An 11.0% return on common equity was also approved. This increase is the third under the natural gas portion of the three-year electric and natural gas rate settlement agreement. The rates were approved on a temporary basis pending the outcome of settlement discussions between the company, the PSC staff and other parties regarding a new three-year natural gas rate-settlement agreement.

     On October 17, 1995, the company, the PSC staff, the State Consumer Protection Board and the Public Utility Law Project, Inc. reached a new natural gas rate-settlement agreement (gas agreement) that freezes natural gas prices for all residential and most industrial and commercial customers from December 1, 1995, until July 31, 1998. The 3.2% increase in natural gas base rate prices authorized by the PSC on August 1, 1995, would become permanent. The gas agreement must be approved by the PSC before it becomes effective.

     The gas agreement eliminates the gas adjustment clause and weather normalization clause. These clauses were used to collect from or refund to customers the changes in the cost of natural gas purchased and the effect of unusually warm or cold weather on natural gas sales.

     The gas agreement increases the minimum monthly charge for most customers. These increases would be offset by reductions in usage rates, so that customers, on average, would see no increase in their bills and the company would not receive any additional revenue. Also, the gas agreement establishes a gas Affordable Energy Program that maintains the existing minimum monthly charge for low-income customers.

Competitive Conditions (See Form 10-K for fiscal year ended
December 31, 1994, Item 1 (c)(x) - Competitive conditions)

     In August 1994 the PSC instituted Phase II of a generic proceeding which focused on the broad subject of flexible, competitive rates in its initial phase. Phase II of the proceeding was instituted to address competitive opportunities available to electric customers and to investigate issues related to the future regulation of electric service in a competitive market. The overall objective is to identify regulatory and ratemaking practices that will assist the transition to a more competitive electric industry in New York State.

     In June 1995 the PSC issued an Order adopting principles to guide the transition to competition (guiding principles). The guiding principles are designed to provide a framework for electric competition and address issues in eight categories related to providing electric service: resource management, customer service, reliability and safety, competitive market characteristics, regulatory issues, transition issues, economic efficiency and economic developments. Issues related to both wholesale and retail competition are being examined in this proceeding. The company is working closely on this matter with the Energy Association of New York State (Energy Association), which includes the company and seven other investor-owned utilities as members.

     In October 1995, the Energy Association, the PSC staff and certain other interested parties, separately filed formal comments and proposed industry models in the PSC's competitive opportunities proceeding.

     The Energy Association's plan envisions all electricity producers, including utilities, competing to sell electricity in a wholesale market. The wholesale market structure proposed would create an independent system operator (ISO) to coordinate the safe and reliable operation of the bulk power transmission system. A separate pool market mechanism would coordinate commercial transactions. The ISO would not be a party to power sales, except in emergency situations. Regulated utilities could purchase energy from the pool, which would establish a spot market price for electricity. In addition to the spot market, generators, marketers/brokers and utilities would have the option of entering into bilateral agreements with wholesale buyers.

     While the Energy Association believes its plan can successfully achieve an effective competitive electricity market and lower electricity prices in New York State, its plan is conditioned on four essential requirements. These include:
     - A reasonable opportunity for utilities to fully recover all investments and expenditures made to provide reliable service under the existing regulatory compact.
     - The option for utilities to continue in the generation business.
     - Appropriate treatment of nuclear plants which, because of their unique characteristics, cannot be operated on a deregulated basis.
     - Development and adoption of a clearly defined transition plan to ensure that system reliability and the interests of both customers and investors are adequately protected.

     In addition, the Energy Association's plan states that steps in the following areas should be taken to reduce electricity prices in New York State: government-mandated, uneconomic independent power contracts, excessive state and local taxes, governmental regulation and social mandates.

     The PSC staff's proposed plan (Staff's plan) envisions beginning the transition with New York State utilities divesting, through a sale, spin-off, or establishment of a separate holding company, most of their generating operations into separate companies but continuing to own, operate and maintain their transmission and distribution systems. An ISO would coordinate market transactions and maintain the reliability of the electric grid, and a regional transmission group would perform transmission planning and ensure open access to the transmission system. In addition, the Staff's plan would require shareholders to absorb a portion of the costs stranded as a result of the transition to a competitive marketplace. The Staff's plan calls for testing the new electric infrastructure in the wholesale market in late 1997 and beginning the transition to a competitive retail market by early 1998.

     The company believes that the portion of the Staff's plan regarding the sharing of stranded costs is inconsistent with the guiding principles, insofar as the guiding principles state "Utilities should have a reasonable opportunity to recover prudent and verifiable expenditures and commitments made pursuant to their legal obligations...".

     The administrative law judge presiding over this proceeding is expected to issue a report or recommended decision by the end of 1995.

     This proceeding could affect the eligibility of the company to continue applying Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). If the company could no longer meet the criteria of SFAS 71 for all or a part of its business, the company would have to expense certain previously deferred costs. Although the company believes it will continue to meet the criteria of SFAS 71 in the near future, it cannot predict what effect a competitive marketplace or future actions of the PSC will have on its ability to continue to do so.

     The company began construction of its $57 million Seneca Lake storage project in September 1995. The project consists of a natural gas storage cavern located north of Watkins Glen on the west side of Seneca Lake, a compressor station and two gas transmission pipelines. The primary purpose of the project is to ensure adequate supply to the company's core natural gas customers. In addition, the project will increase supply flexibility, allow the company to retire propane plants and reduce pipeline demand charges. The PSC issued a certificate of environmental compatibility and public need and approved construction plans for the compressor station and most of the western pipeline. The New York State Department of Environmental Conservation granted us a conditional permit to store natural gas in the cavern. The project is scheduled to be in service for the 1996-1997 heating season.

     The company has taken other steps to address competitive pressure. In June 1995 the company placed a 35 megawatt (MW) generating unit at the company's Hickling Generating Station on long-term cold standby. This is in addition to the two generating units (97 MW) that were placed on long-term cold standby during 1994. A generating unit at the company's Greenidge Generating Station that is on long-term cold standby has been activated as needed during 1995, when its output could be sold to take advantage of wholesale sales opportunities. The company continues to closely evaluate the performance of five other units (308 MW) to make sure their output remains marketable and their operation economical.

     In addition to overall expense controls, the company has taken several steps over the past two years to maximize cash flow and improve financial flexibility, including significant capital spending reductions and a common stock dividend reduction in October 1994. As a result of these strategies, the company expects to have cash in excess of its operating and capital needs over the next several years. How this cash is utilized will depend on industry and market conditions at the time, and could include continued debt and preferred stock redemptions, additional investments in unregulated businesses or the repurchase of common stock. In September 1995, the company received PSC approval to repurchase not to exceed 4 million shares of its common stock.

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

     The company believes that electronic trading of natural gas and pipeline capacity is an emerging market. Channel 4 is competing against other electronic gas trading systems in the marketplace. Most of these competing systems are owned and operated by natural gas pipeline companies.

     EnerSoft has been incurring operating losses. The company expects that EnerSoft will continue to incur operating losses at least through 1996. Market acceptance of electronic gas trading and of the Channel 4 product is key to improving EnerSoft's financial performance.

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

     As of October 31, 1995 and December 31, 1994, the company had invested approximately $53 million and $47 million, respectively, in NGE to finance its diversified investments. For the nine months ended September 30, 1995, and for the year ended December 31, 1994, NGE incurred net losses of $7.7 million and $6.0 million, respectively. The company expects that NGE will incur an operating loss in 1995 that will be higher than the loss experienced in 1994. The company also expects that NGE will continue to incur operating losses in 1996 and that it will have an improvement in earnings in 1997.

Net Cash Provided by Operating Activities

     Cash provided by operating activities for the nine months ended September 30, 1995, increased by $41 million, up 11% from the nine months ended September 30, 1994. The increase was primarily due to an increase in cash provided by working capital items in 1995 and an increase in net income. Net cash from operating activities is derived by adjusting reported net income for charges or credits that have no cash effect (primarily depreciation, amortization and deferred income taxes) and changes in working capital items.

Net Cash Used in Investing Activities

     For the nine months ended September 30, 1995, cash used in investing activities decreased $36 million, down 24% compared to the same period in 1994. The change was primarily due to a decrease in expenditures for utility plant construction.

     Capital expenditures for the nine months ended September 30, 1995 were $121 million and have primarily been for the extension of service, necessary improvements at existing facilities, compliance with the Clean Air Act Amendments of 1990 (1990 Amendments) and other environmental requirements. The company received $5 million from governmental and other sources to partially offset expenditures for compliance with the 1990 Amendments. The company estimates that it will spend $188 million, including nuclear fuel, for capital expenditures in 1995.

Net Cash Used in Financing Activities

     Cash used in financing activities for the first nine months of 1995 increased $98 million, up 48% compared to the first nine months of 1994. The company issued less debt during the first nine months of 1995 than during the comparable period in 1994. This decrease was partially offset by a reduction in the amount of debt redeemed and dividends paid.

     In May 1995 the company repurchased $31 million of 9 7/8%
Series first mortgage bonds due February 2020 through the issuance of commercial paper.

     The Dividend Reinvestment and Stock Purchase Plan (DRP) is currently purchasing shares on the open market rather than the company issuing shares. The company expects the DRP will continue purchasing shares on the open market.

(b) Results of Operations

Three months ended September 30, 1995 compared with three months ended September 30, 1994:

                                      1995       1994    % Change
                           (Thousands, except Per Share Amounts)

Operating revenues                 $464,694   $432,451       7%
Operating income                     76,600     63,351      21%
Earnings available for
  common stock                      $38,878    $26,251      48%
Average shares outstanding           71,503     71,490       -%
Earnings per share                     $.54       $.37      46%
Dividends per share                    $.35       $.55     (36%)


     Earnings per share for the three months ended September 30, 1995, increased 17 cents compared to the prior year period. Higher operating income contributed 19 cents to earnings per share for the period, primarily because of higher electric retail sales.

     Electric retail sales increased earnings for the quarter by 12 cents because, beginning in the first quarter of 1995, the company is no longer returning revenues to customers from retail sales above the levels forecasted in the revenue decoupling mechanism (RDM). This is in accordance with the new electric rate-settlement agreement approved by the PSC on August 1, 1995. (See Form 10-Q for the quarter ended June 30, 1995, Item 2(a) - Liquidity and Capital Resources - Rate Matters.)

     Earnings per share were reduced by 2 cents due to higher losses incurred by the company's diversified operations compared to the same quarter last year.

Nine months ended September 30, 1995 compared with nine months ended September 30, 1994:

                                    1995         1994   % Change
                           (Thousands, except Per Share Amounts)

Operating revenues              $1,476,520   $1,386,257     7%
Operating income                   248,249      231,125     7%
Earnings available for
  common stock                    $129,617     $113,830    14%
Average shares outstanding          71,503       71,171     -%
Earnings per share                   $1.81        $1.60    13%
Dividends per share                  $1.05        $1.65   (36%)


     Earnings per share for the nine months ended September 30, 1995, increased 21 cents compared to the prior year period. Compared to 1994, 1995 operating income increased earnings per share by 24 cents. Two one-time charges recorded in the second quarter of 1994 reduced operating income in 1994 and lowered earnings per share by 15 cents. Earnings per share for the second quarter of 1994 were reduced by 12 cents as a result of the 1993 production-cost incentive penalty, and by 3 cents for the company's share of a voluntary early retirement program offered by Pennsylvania Electric Company (Penelec) to its Homer City Generating Station employees. The company owns the Homer City Generating Station jointly with Penelec which operates the facility.

     Excluding the one-time charges, operating income increased earnings per share by 9 cents. A higher allowed return on equity for the first seven months of 1995, 11.4% effective August 1994 compared to 10.8% effective in August 1993, added 8 cents to earnings per share for the period. Also, lower interest expense contributed 6 cents per share to earnings. Other income and deductions reduced earnings by 7 cents per share primarily due to higher losses incurred by the company's diversified operations compared to the same period last year.

Interest Expense

     Interest expense (before the reduction for allowance for borrowed funds used during construction) decreased $2 million comparing the quarters ended September 30, 1995 and 1994, and decreased $7 million comparing the nine month periods ended September 30, 1995 and 1994. These decreases were primarily due to the refinancing or refunding of certain issues of long-term debt.

Operating Results by Business Segment

Electric                        Three Months ended September 30,
                                  1995          1994    % Change
                                      (Thousands)
Retail sales-kilowatt-
  hours(kwh)                    3,254,094     3,216,385    1%
Operating revenues               $439,357      $408,805    7%
Operating expenses               $357,911      $340,427    5%


    The $30 million increase in electric operating revenues for the quarter ended September 30, 1995, was primarily due to higher electric prices that added $26 million. The higher prices were due to changes in rates effective August 1995 and 1994, primarily to accommodate increased mandated purchases of nonutility generated (NUG) power.

     Electric operating expenses rose by $17 million for the third quarter of 1995 compared to the third quarter of 1994. Electricity purchased, principally from NUGs, and fuel used in electric generation increased operating expenses $10 million. Higher federal income taxes, principally the result of higher pre-tax book income, increased operating expenses $8 million.

                                Nine Months ended September 30,
                                1995           1994     % Change
                                    (Thousands)
Retail sales-kilowatt-
  hours(kwh)                  9,711,287      9,950,630    (2%)
Operating revenues           $1,277,917     $1,174,224     9%
Operating expenses           $1,046,168       $961,316     9%


     Electric retail sales decreased 2% for the first nine months of 1995 compared to the first nine months of 1994 as a result of the warmer weather during the first quarter of this year and continued sluggish economic conditions in the company's service territory.

     Electric operating revenues increased $104 million for the nine months ended September 30, 1995. Revenues rose $75 million because of increases in electric prices, due to changes in rates effective August 1995 and 1994, primarily to accommodate increased mandated purchases of NUG power. An increase in sales of electricity to others added $13 million to revenues. Electric revenues for 1994 were reduced by $13 million because of the 1993 production-cost penalty that was recorded in the second quarter of 1994.

     The increase of $85 million in electric operating expenses for the nine months is primarily attributable to an increase of $68 million in electricity purchased, primarily due to purchases from NUGs and an increase of $15 million in higher federal income taxes, the result of higher pre-tax book income.

Natural Gas                   Three Months ended September 30,
                                   1995         1994    % Change
                                      (Thousands)
Deliveries-
   dekatherms(dth)                 6,738        6,582      2%
Operating revenues               $25,337      $23,646      7%
Operating expenses               $30,183      $28,673      5%


     Natural gas deliveries for the three month period increased
2% in 1995 compared to 1994. This increase is the result of incremental sales to large customers.

     Natural gas operating revenues increased by $2 million in the third quarter of 1995 compared to the third quarter of 1994 primarily as a result of higher sales.

     The increase in natural gas operating expenses for the third quarter of 1995 is primarily due to a $1 million increase in administrative and general expenses.

                                  Nine Months ended September 30,
                                    1995         1994   % Change
                                      (Thousands)
Deliveries-
   dekatherms(dth)                 39,463       42,090     (6%)
Operating revenues               $198,603     $212,033     (6%)
Operating expenses               $182,103     $193,816     (6%)


     Natural gas deliveries decreased 6% for the first nine months of 1995 compared to the first nine months of 1994. The 1995 decrease in deliveries was due to warmer weather in the first quarter of 1995 and continued sluggish economic conditions in the company's service territory.

     For the nine months ended September 30, 1995, natural gas operating revenues decreased $13 million compared to the nine months ended September 30, 1994. The decrease was primarily due to lower sales which decreased revenues by $18 million. This decrease was partially offset by a $4 million increase in revenues as a result of higher natural gas prices due primarily to changes in rates effective in August 1995 and 1994.

     The decrease in natural gas operating expenses of $12 million is primarily due to a decrease in natural gas purchased of $14 million, which is attributable to a decrease in volume.


                                   PART II - OTHER INFORM            ATION

Item 1.  Legal Proceedings

(a) By complaint dated October 31, 1991, General Motors Corporation (GM) commenced a lawsuit against the company in the U.S. District Court for the Western District of New York. GM alleged among other claims, that the company violated various federal antitrust laws in connection with billings for electric service provided by the company at GM's Harrison Radiator Plant at Lockport, New York. GM's claims were for damages incurred and to be incurred. The company estimated that GM was claiming approximately $8 million, after trebling. The company believed that it had not violated the federal antitrust law and that this lawsuit was without merit.

     By agreement dated August 14, 1995, the dispute upon which the litigation was based was settled and the litigation was terminated with prejudice to renewal. The settlement was prospective and established the basis for future service by the company to GM's Harrison Radiator Plant. The company believes that the settlement of this matter will not have a material adverse effect on its results of operations or financial position.

(b) By complaint dated August 12, 1994, as amended October 19, 1994, a class action lawsuit was commenced against the company and James A. Carrigg, Chairman, President and Chief Executive Officer of the company (Defendants) in the U.S. District Court for the Eastern District of New York (District Court). The lawsuit was brought by two alleged shareholders purporting to act on behalf of purchasers of the company's Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan between May 15 and August 10, 1994, and on behalf of purchasers of the company's securities on the open market between March 15 and August 10, 1994. The complaint alleges that certain statements in the company's Form 10-K for 1993 and the company's Annual Report to Shareholders for 1993 relating to the company's diversification program and common stock dividend violated the federal securities laws. Plaintiffs are seeking to recover damages in an unspecified amount. The Defendants believe that this lawsuit is without merit.

     On November 23, 1994, the Defendants made a motion to dismiss. On August 21, 1995 the District Court issued a decision which granted the motion to dismiss and dismissed the action in its entirety. Plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit. Defendants intend to continue to defend this action vigorously.

(c) On October 4, 1995 the company entered into an Order on Consent with the New York State Department of Environmental Conservation (NYSDEC) requiring the company to conduct an interim remedial measure program under NYSDEC's oversight at a former company maintenance facility in Chatham, New York. The interim remedial measure program at the site, which is not listed in the New York State Registry of Inactive Hazardous Waste Sites, was substantially completed in October 1995 at a cost of approximately $750,000.

(d) The company responded on October 3, 1995, to a request for information by the U.S. Environmental Protection Agency concerning alleged disposal of polychlorinated biphenyls (PCBs) at facilities owned or operated by PCB Treatment Inc. in Kansas City, Kansas and Kansas City, Missouri. The company is currently unable to determine its share, if any, relative to that of the other parties who received such requests, of the costs to remediate these sites. The company believes that the ultimate disposition of this matter will not have a material adverse effect on its results of operations or financial position.

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


                     NEW YORK STATE ELECTRIC & GAS CORPORATION
                                 (Registrant)



                          By  Gary J. Turton

                              Gary J. Turton
                              Controller
                              (Chief Accounting Officer)


Date:  November 9, 1995

                               EXHIBIT INDEX

10-45 -- Annual Executive Incentive Compensation Plan Amendment
         No. 5

27    -- Financial Data Schedule.