Form 10-K405
period 1995-12-31
NEW YORK STATE ELECTRIC & GAS CORP
filed 1996-03-08
CIK 71675

NEW YORK STATE ELECTRIC & GAS CORPORATION
                              (Registrant)








                                FORM 10-K


                                ---------


                              ANNUAL REPORT


                 For Fiscal Year Ended December 31, 1995













                                   To

                   SECURITIES AND EXCHANGE COMMISSION


                         WASHINGTON, D.C.  20549

                            TABLE OF CONTENTS


                                                             Page
                                   PART I

Item  1.  Business
         (a)  General development of business. . . . . . . . . .  3
              Rates and regulatory matters . . . . . . . . . . .  3
              Diversification. . . . . . . . . . . . . . . . . .  4
         (b) Financial information about industry segments . . .  5
         (c) Narrative description of business
              Principal business . . . . . . . . . . . . . . . .  5
              New product or segment . . . . . . . . . . . . . .  6
              Sources and availability of raw materials. . . . .  6
              Franchises . . . . . . . . . . . . . . . . . . . .  7
              Seasonal business. . . . . . . . . . . . . . . . .  8
              Working capital items. . . . . . . . . . . . . . .  8
              Single customer. . . . . . . . . . . . . . . . . .  8
              Backlog of orders. . . . . . . . . . . . . . . . .  8
              Business subject to renegotiation. . . . . . . . .  8
              Competitive conditions . . . . . . . . . . . . . .  8
              Research and development . . . . . . . . . . . . . 12
              Environmental matters. . . . . . . . . . . . . . . 12
                Water quality. . . . . . . . . . . . . . . . . . 12
                Air quality. . . . . . . . . . . . . . . . . . . 13
                Waste disposal . . . . . . . . . . . . . . . . . 14
              Number of employees. . . . . . . . . . . . . . . . 15
         (d)  Financial information about foreign and domestic
                operations and export sales. . . . . . . . . . . 15

Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . 16

Item  3.  Legal proceedings. . . . . . . . . . . . . . . . . . . 17

Item  4.  Submission of matters to a vote of security holders. . 24

Executive officers of the Registrant . . . . . . . . . . . . . . 24


                                   PART II


Item  5.  Market for Registrant's common stock and related
            stockholder matters. . . . . . . . . . . . . . . . . 25

Item  6.  Selected financial data. . . . . . . . . . . . . . . . 26

Principal sources of electric and natural gas revenues . . . . . 26

Item  7.  Management's discussion and analysis of financial
            condition and results of operations. . . . . . . . . 27

                                                             Page

Item  8.  Financial statements and supplementary data. . . . . . 48
          Financial Statements
            Consolidated Balance Sheets. . . . . . . . . . . . . 48
            Consolidated Statements of Income. . . . . . . . . . 50
            Consolidated Statements of Cash Flows. . . . . . . . 51
            Consolidated Statements of Changes in
              Common Stock Equity. . . . . . . . . . . . . . . . 52
          Notes to Consolidated Financial Statements . . . . . . 53
          Report of Independent Accountants. . . . . . . . . . . 74
          Financial Statement Schedules
            II. Consolidated Valuation and Qualifying
                    Accounts . . . . . . . . . . . . . . . . . . 75

Item  9.  Changes in and disagreements with accountants on
            accounting and financial disclosure. . . . . . . . . 76


                                  PART III


Item 10.  Directors and executive officers of the Registrant . . 76

Item 11.  Executive compensation . . . . . . . . . . . . . . . . 76

Item 12.  Security ownership of certain beneficial owners
            and management . . . . . . . . . . . . . . . . . . . 76

Item 13.  Certain relationships and related transactions . . . . 76


                                   PART IV


Item 14.  Exhibits, financial statement schedules, and
            reports on Form 8-K
         (a)  List of documents filed as part of this report
                Financial statements . . . . . . . . . . . . . . 76
                Financial statement schedules. . . . . . . . . . 76
                Exhibits
                  Exhibits delivered with this report. . . . . . 77
                  Exhibits incorporated herein by reference. . . 77

         (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . 82

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 83

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                                 FORM 10-K
(Mark one)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995.
                                    OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to              .

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

                           * * * * * * * * * * *

     The aggregate market value as of February 29, 1996 of the common stock held by non-affiliates of the Registrant was $1,689,254,288.

     Common stock - 71,502,827 shares outstanding as of February
29, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE

           Document                                     10-K Part

     The company has incorporated by reference
     certain portions of its Proxy Statement
     dated March 29, 1996 which will be filed
     with the Commission prior to April 30, 1996.          III

                                 PART I

Item 1.  Business

(a)  General development of business

     New York State Electric & Gas Corporation (company) was organized under the laws of the State of New York in 1852.

     The following general developments have occurred in the business of the company since January 1, 1995:

Rates and regulatory matters
(See Item 1(c)(i) - Principal business and Item 1(c)(x) -
Competitive conditions.)


Electric Rate Settlement

     On August 1, 1995, the Public Service Commission of the State of New York (PSC) approved a new three-year electric rate settlement agreement (electric agreement) for the period August 1, 1995 through July 31, 1998. The first year of the electric agreement replaces the final year of the electric portion of the company's previous three-year electric and natural gas rate settlement agreement. Increases in the company's average electric prices and the allowed returns on common equity under the electric agreement for the rate years effective August 1 are:

                                 1995       1996       1997
Price increase (millions)       $45.1      $45.3      $45.5
                percent           2.9%       2.8%       2.7%
Allowed return on equity         11.1%      11.2%      11.2%

     Approximately 65% of the price increase in the electric agreement is needed to cover the escalating cost of electricity the company is required to buy from non-utility generators (NUGs) and payments relating to the termination of several NUG contracts. The company estimates that NUG power purchases, excluding termination costs, will total $324 million in 1996, $333 million in 1997 and $345 million in 1998 (See Note 9 to the Consolidated Financial Statements).

     To assure price predictability and stability, the fuel adjustment clause, the revenue decoupling mechanism and most other true-up mechanisms were eliminated in the electric agreement. The production cost incentive was eliminated, effective January 1, 1994. Only the service quality incentive and an earnings performance incentive remain under the electric agreement. Over the term of the electric agreement, the company will amortize approximately $150 million of regulatory assets. The electric agreement is subject to the order that will be issued by the PSC in the Competitive Opportunities Proceeding.







Natural Gas Rate Settlement

     On December 13, 1995, the PSC authorized a new natural gas rate settlement agreement (gas agreement) that freezes natural gas prices from December 15, 1995, until July 31, 1998. The natural gas rates approved in the gas agreement made permanent until July 31, 1998, a 3.2% increase, less an adjustment of about $1 million. That increase became effective August 1, 1995, the final year of the gas portion of the previous three-year electric and natural gas rate settlement agreement.

     An earnings sharing mechanism in the gas agreement provides that the average of the earned equity returns (exclusive of service quality awards or penalties) will be determined for the three years, and half of the three-year average of net earnings in excess of 14%, if any, will be shared with customers.

     The gas agreement eliminates the gas adjustment clause and the weather normalization clause. Those were used to collect from or refund to customers amounts resulting from changes in the cost of natural gas purchased and the effect of unusually warm or cold weather on natural gas sales.


Diversification
(See Note 11 to the Consolidated Financial Statements)

     NGE Enterprises, Inc. (NGE), a wholly owned subsidiary, owns two unregulated businesses - EnerSoft Corporation (EnerSoft) and XENERGY, Inc. (XENERGY).

     Formed in May 1993, EnerSoft develops and markets computer software and real-time information and trading systems for natural gas utilities, marketers and pipeline operators. EnerSoft, in alliance with the New York Mercantile Exchange, has developed Channel 4, a natural gas and pipeline capacity trading and information system for the North American market. The system was available for use on August 11, 1995.

     Electronic trading of natural gas and pipeline capacity is an emerging market. The electronic trading industry is continuously developing new products and the nature of the industry and competition create a risk that certain products may not recover the cost of their development. Channel 4 is competing against other electronic gas trading systems, most of which are owned and operated by natural gas pipeline companies. The company believes Channel 4 is well positioned in features and functionality to compete with other trading systems that are available. However, sales to date have been disappointing.

     EnerSoft has been incurring operating losses, and it is anticipated that this will continue in 1996 and 1997. Market acceptance of electronic gas trading and of the Channel 4 product is key to improving EnerSoft's financial performance.





     XENERGY, acquired in June 1994, is an energy services, information systems and energy-consulting company providing energy services, conservation engineering and professional services to utilities, governmental agencies and end-use energy
consumers.   XENERGY's 1995 revenues were lower than expected due
to a soft utility demand-side management (DSM) consulting market. Revenues during the first half of 1996 are expected to be comparable to levels at the end of 1995, but are expected to improve by the end of 1996.

     In order to meet the changing demands of the marketplace, XENERGY's management undertook a major reorganization in November 1995. This will better position XENERGY to take advantage of the emerging opportunities in a competitive utility industry. In addition to focusing on new revenue sources, actions were taken to reduce corporate overhead costs, including a reduction in headcount.

     NGE is also exploring environmental and operating services opportunities with both domestic and foreign strategic partners in the United States and international markets. In addition, NGE is planning to form a finance subsidiary to support NGE's energy services business.

     For the years ended December 31, 1995, 1994 and 1993, NGE incurred net losses of $12 million, $6 million and $1 million, respectively. The company expects that NGE will continue to incur operating losses at least through 1997. The loss in 1996 is expected to be comparable to 1995 with a slight improvement expected in 1997. As of December 31, 1995 and 1994, the company had invested approximately $54 million and $47 million, respectively, in NGE to finance its diversified investments.

(b)  Financial information about industry segments
     (See Note 13 to the Consolidated Financial Statements.)

(c)  Narrative description of business
      (See Item 7 - Financial Review.)

     (i)  Principal business

     The company's principal business is generating, purchasing, transmitting, and distributing electricity and purchasing,
transporting, and distributing natural gas.   The service
territory, 99% of which is located outside the corporate limits of cities, is in the central, eastern, and western parts of the State of New York. The service territory has an area of approximately 19,500 square miles and a population of 2,400,000. The larger cities in which the company serves both electricity and natural gas are Binghamton, Elmira, Auburn, Geneva, Ithaca, and Lockport. The company serves approximately 804,000 electric customers and 235,000 natural gas customers. Its service territory reflects a diversified economy, including high-tech firms, light industry, colleges and universities, agriculture and recreational facilities. No customer accounts for 5% or more of either electric or natural gas revenues. For the years 1995, 1994, and 1993, 85%, 84% and 85%, respectively, of operating revenues were derived from electric service and 15%, 16% and 15%, respectively, were derived from natural gas service.

     The 1995-1996 winter peak load of 2,497 megawatts (mw), was set on December 11, 1995. This is 114 mw less than the all-time peak of 2,611 mw set on January 19, 1994. Power supply capability to meet peak loads is currently 3,494 mw. This is composed of 2,500 mw of generating capacity (89% coal-fired, 8% nuclear, and 3% hydroelectric) and 1,112 mw of purchases offset by 118 mw of firm sales. The purchases are composed of 595 mw from NUGs and 517 mw from the New York Power Authority (NYPA). Most purchases from NYPA are hydroelectric power.

     In February 1995 the company petitioned the Federal Energy Regulatory Commission (FERC) asking for relief from having to pay approximately $2 billion more than its avoided costs for power purchased over the life of two NUG contracts. The company believes that the overpayments under those two contracts violate the Public Utility Regulatory Policies Act of 1978.

     The FERC denied the petition in April 1995 and denied the company's May 1995 request for a rehearing. On June 14, 1995, the company filed a petition with the United States Court of Appeals for the District of Columbia to review the FERC's decision.

     The company continues to seek cost-effective ways to terminate or renegotiate existing NUG contracts and thus reduce the overpayment burdens under those contracts.

     On February 5, 1996, the company experienced its 1995-1996 maximum peak daily sendout for natural gas of 395,896 dekatherms.
This is 4,339 dekatherms less than the all-time peak of 400,235 dekatherms set on February 6, 1995.


     (ii) New product or segment
         (See Item 1(a) - Diversification.)

    (iii) Sources and availability of raw materials

Electric

     In 1995, approximately 90% of the company's generation was coal-fired steam electric, 8% nuclear and 2% hydroelectric power. About 42% of the company's steam electric generation in 1995 was supplied from its one-half share of the output from the Homer City Generating Station, which is owned in common with Pennsylvania Electric Company. An additional 32% was supplied from the company's Kintigh Generating Station, and the remaining 26% was supplied from its other generating stations which are located in New York State.

     Coal

          Coal for the New York generating stations is obtained primarily from Pennsylvania and West Virginia. Of the 3.0 million tons of coal purchased for the New York generating stations in 1995, approximately 87% was purchased under contract and the balance on the open market. Coal purchased under contract is expected to be approximately 88% of the estimated 3.2 million tons to be purchased in 1996.

          The annual coal requirement for the Homer City Generating Station is approximately 4.5 million tons, the majority of which is obtained under long-term contracts. During 1995, approximately 51% of Homer City Generating Station coal was obtained under these contracts. The company anticipates obtaining approximately 61% of the 1996 requirements under these contracts. The balance will be purchased under short-term contracts and, when necessary, on the open market.


     Nuclear

          During the spring of 1995, Niagara Mohawk Power Corporation (Niagara Mohawk), the operator of the Nine Mile Point nuclear generating unit No. 2 (NMP2), in which the company has an 18% interest, installed reload No. 4 into the reactor core at NMP2. This refueling will support NMP2 operations through September 1996. Reload No. 5 is scheduled for September 1996 and will support operations through April 1998. Enrichment services are under contract with the U.S. Enrichment Corporation for 100% of the enrichment requirements through 1998 and 75% of the requirements through 2003. Fuel fabrication services are under contract through 2004. Approximately 70% of the uranium and conversion requirements are under contract through 2004.


Natural Gas
(See Item 7 - Competitive Conditions, Operational and Financial
Flexibility - Seneca Lake Storage Facility.)

     As a result of FERC Order 636 (See Item 7 - Competitive Conditions, Regulatory Changes - Natural Gas Industry.), the company has completed a major restructuring of its natural gas transportation, storage, and supply contracts. Bundled pipeline sales, natural gas and transportation contracts have been eliminated thereby giving the company greater flexibility with respect to its supply of natural gas. The natural gas supply mix now includes long-term, short-term, and spot natural gas purchases transported on both firm and interruptible transportation contracts. During 1995, about 51% of the company's natural gas supply was purchased from various suppliers under long-term and short-term sales contracts and 49% was purchased on the monthly spot natural gas market to maximize natural gas cost savings. The company's natural gas supply is expected to be purchased in 1996 in a similar proportion as in 1995.


     (iv) Franchises
          (See Item 1(c)(x) - Competitive conditions.)

     The company has, with minor exceptions, valid franchises from the municipalities in which it renders service to the public. In 1995, the company obtained PSC authorizations for natural gas distribution service in the towns of Chazy and Patterson.

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


    (vii) Single customer - Not applicable


   (viii) Backlog of orders - Not applicable


     (ix) Business subject to renegotiation - Not applicable


      (x) Competitive conditions
          (See Item 7 - Competitive Conditions - Regulatory
          Changes - Natural Gas Industry, Accounting Issues,
          Customer Satisfaction and Operational and Financial
          Flexibility.)

     The electric and natural gas utility landscape is changing rapidly as energy markets become more competitive, complex and dynamic. The company is positioning itself to take maximum advantage of the industry's move to a competitive market. Regulatory changes, accounting issues, customer satisfaction, the economic climate and operational and financial flexibility will affect the company's competitive position. Those matters as well as diversified opportunities closely related to the company's core business are receiving focused attention as the company transforms itself into a successful competitor.

Regulatory Changes

     Regulatory issues being addressed by the PSC, regulators in other states and the FERC will ultimately bring about dramatic changes in the electric industry. Two significant proceedings in which orders are expected to be issued before July 1996 are discussed below: the PSC's Competitive Opportunities Proceeding and the FERC's proceeding (Mega-NOPR) relating to the development of competitive wholesale electric markets.

Competitive Opportunities Proceeding: In August 1994 the PSC instituted an investigation of issues related to a restructuring of the electric industry in New York. The overall objective of the proceeding is to identify regulatory and ratemaking practices that will assist in the transition to a more competitive electric industry designed to increase efficiency in the provision of electricity while meeting safety, environmental, affordability and service quality goals.
     In June 1995 the PSC adopted principles to guide the transition to competition. The principles are designed to provide a framework for electric competition and address issues in eight categories related to providing electric service: resource management, customer service, reliability and safety, competitive market characteristics, regulatory issues, transition issues, economic efficiency and economic developments. In December 1995 a recommended decision (RD) was issued by an administrative law judge and a senior staff representative presiding over collaborative discussions that had been conducted throughout 1995. The RD calls for a transition to wholesale competition first with a recommendation that retail competition be added later, once a competitive market is established and reliability is ensured. The RD also recommends that the generation function be separated from the transmission and distribution functions to limit the exercise of market power. However, the RD does not recommend divestiture of the generation function. As part of the transition to competition, an independent system operator (ISO) would be established to help ensure reliable system operation. The ISO would maintain responsibility for overall system reliability even beyond the transition period.

     The RD proposed that specific amounts of stranded costs be determined in individual company proceedings to commence six months after the PSC issues its order in the proceeding. It also stated that the definition of stranded costs, the method of measurement, requirements for mitigation, a preferable recovery mechanism and a standard for recovery should all be resolved on a generic basis. The RD suggested that there should be a rebuttable presumption in favor of an adjustment applied to stranded costs to account for unidentified potential mitigation efforts. It also stated that the recovery of stranded costs should involve a balancing of consumers' and stockholders' interests.

The RD made the following additional points:

     - Retail competition has the potential to benefit all customers by providing greater choice among their electricity providers, as well as increased pricing and reliability options. But retail access brings with it significant risks and requires considerable caution, and should be provided only if it is in the best interests of all consumers.

     - Any restructuring model should include a mechanism for recovering costs required to be spent on environmental and other public policy considerations.

     - To protect all customers, transmission and distribution companies must remain obligated to serve all would-be buyers. Consumer protections currently in place for residential and nonresidential customers should remain.





     The company is working closely on this matter with the Energy Association of New York State (Energy Association), which includes the company and seven other investor-owned utilities as members. In January 1996 the Energy Association filed a brief opposing certain recommendations included in the RD and filed a reply brief in February 1996. The Energy Association's support for the RD is subject to certain conditions, which include: a reasonable opportunity for all utilities to recover all expenditures and investments made to provide reliable service; the PSC not mandating retail competition; and utilities being afforded the option of remaining in the generation business, subject to the functional separation of their generation business, with separate accounting, but without mandated divestiture. The RD is subject to review by the PSC, which will ultimately accept, modify or reject it. A state-wide public involvement and information program will be held before the PSC issues an order. The PSC is expected to issue an order during the first six months of 1996.

     The company's ability to compete in the present wholesale electric power market is demonstrated by the results it achieved in 1995 with wholesale electric sales. However, certain above-market costs that New York utilities bear impair their ability to compete in the retail market with utilities in other states. The Energy Association has urged the State of New York to immediately implement policy changes to reduce electricity prices, changes that could be accomplished without industry restructuring. For example, policy changes could reduce costs associated with purchases from NUGs, eliminate the gross receipts tax and reduce other state and local taxes.

Mega-NOPR: The FERC's Mega-NOPR has two primary purposes: to facilitate the development of competitive wholesale electric markets by opening up transmission services and to address the resulting stranded costs. The FERC is expected to issue an order in this proceeding by mid-year 1996.

     If the Mega-NOPR is adopted as currently proposed, the company and other utilities with whom the company engages in transmission and wholesale power transactions would be:

     - required to file open access transmission tariffs under which they would provide services, including ancillary services, to third parties on a non-discriminatory basis;

     - required to charge themselves, in the context of each one's wholesale power sales, the same rate for transmission that it charges its wholesale transmission customers for the use of its system;

     - permitted to recover legitimate and verifiable stranded costs associated with a municipality establishing its own electric system and newly created or expanded wholesale customers;

     - required to comply with regulations implementing the filing of the open access tariffs and the initial rates under these tariffs; and

     - required to establish an electronic bulletin board, called a real-time information network, which would provide all transmission users simultaneous access to transmission data.

     Those requirements could affect the revenues received and payments made by the company in connection with its transmission and wholesale power transactions.

     In July 1995 a coalition of utilities, including the company, filed joint comments that addressed legal issues raised by the Mega-NOPR. The coalition's comments support the FERC's proposal on recovery of stranded costs associated with a municipality establishing its own electric system and newly created or expanded wholesale customers. The coalition also urged the FERC to set a national policy to ensure recovery of stranded costs associated with retail wheeling, or at a minimum to accept filings to implement state-authorized stranded cost charges to reduce the risk associated with challenges to state authority to establish such charges.


Economic Climate

     In addition to the regulatory changes discussed earlier, a continuing challenge the company faces is New York's sluggish economy. This limits sales growth opportunities and increases the difficulty of retaining and expanding the company's industrial customer base. However, the company believes that the business outlook is brightening in New York State because of positive changes in outlook at the state government level with regard to reducing high taxes, government spending and excessive regulation.

     In the meantime, the company is focusing on maintaining and improving sales through its marketing efforts. The company has developed flexible rates that allow it to negotiate long-term contracts with eligible electric and natural gas customers. The contracts may cover existing load, new load or both. To date, 22 major electric industrial customers have signed contracts with terms ranging from three to seven years. The contracts retain more than $42 million and add another $12 million in annual revenues. Together the contracts represent about 22% of annual industrial electric revenues and about 3% of the company's total annual electric revenues.

     In January 1996 the PSC approved the company's proposal to broaden eligibility for two of its flexible electric rates. Now more commercial, industrial and public authority customers are eligible for negotiated rates. Flexible rates help the company to retain customers and attract new customers to its service territory.

     The company has new contracts with 12 major natural gas customers for load additions totaling $2 million in annual revenues. Each month the company develops over 275 natural gas prices to compete with the alternative fuels available.



     Also, the company has redesigned its economic development program to cultivate opportunities to bring new jobs to New York and the company's service territory. The program is designed to effectively assist prospective customers, joint venture partners and new customers.


     (xi) Research and development

     Expenditures on research and development in 1995, 1994, and 1993 amounted to $13.1 million, $14.5 million, and $18.9 million, respectively, principally for the company's internal research programs and for contributions to research administered by the Electric Power Research Institute, the Empire State Electric Energy Research Corporation, the New York Gas Group, and the New York State Energy Research and Development Authority. These expenditures are designed to improve existing technologies and to develop new technologies for the production, distribution, and customer use of energy.


    (xii) Environmental matters
         (See Item 3 - Legal proceedings and Notes 8, 9 and 10 to the Consolidated Financial Statements)

     The company is subject to regulation by the federal government and by state and local governments in New York and Pennsylvania with respect to environmental matters and is also subject to the New York State Public Service Law requiring environmental approval and certification of proposed major transmission facilities.

     The company continually assesses actions that may need to be taken to comply with changing environmental laws and regulations. Any additional compliance programs will require changes in the company's operations and facilities and increase the cost of electric and natural gas service. Historically, rate recovery has been authorized for environmental compliance costs.

     Capital additions to meet environmental requirements during the three years ended December 31, 1995 were approximately $101 million and are estimated to be $17 million for 1996, $13 million for 1997, and $16 million for 1998.

Water quality

     The company is required to comply with federal and state water quality statutes and regulations including the Clean Water Act (Water Act). The Water Act requires that generating stations be in compliance with federally issued National Pollutant Discharge Elimination System Permits (NPDES Permits) or state issued State Pollutant Discharge Elimination System Permits (SPDES Permits), which reflect water quality considerations for the protection of the environment. The company has SPDES Permits for its six coal-fired generating stations in New York. The company's Homer City Generating Station in Pennsylvania has a NPDES permit. The SPDES permit for NMP2 was recently renewed.


     In connection with the issuance of permits under the Water Act, the company has conducted studies of the effects of its coal pile operations on groundwater quality at its Hickling, Jennison, Milliken, and Greenidge Stations. New York State groundwater standards are sometimes exceeded at certain locations at each of those stations and remedial action may be required. The remediation work at Jennison Station was completed in 1995 at an approximate cost of $.8 million. The remedial action, if required, at Hickling, Milliken, and Greenidge Stations is estimated to cost $2.9 million. The company expects to recover these expenditures in rates, since the company has been allowed by the PSC to recover similar costs in rates, such as groundwater protection costs to meet permit conditions and regulatory requirements. Remedial action has already been performed at the Goudey Station and the company is currently monitoring the groundwater quality at this station. Groundwater monitoring data for Kintigh Station does not indicate facility induced groundwater contamination. The preliminary studies for Homer City Station indicate there is no facility induced ground water contamination. The Homer City Station studies are expected to be completed in 1996.

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

     The Clean Air Act Amendments of 1990 (1990 Amendments) contain provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Construction of an innovative flue gas desulferization system and a nitrogen oxide reduction system at the company's Milliken Generating Station was completed in 1995 to comply with the sulphur dioxide and nitrogen oxide emissions limitations. The company plans to reduce its annual sulphur dioxide emissions by an amount that will allow it to meet its established sulphur dioxide levels.
The established levels represent a 49% reduction from approximately 138,000 tons in 1989 to 71,000 tons by the year 2000 and will remain at 71,000 tons thereafter. In addition, the company anticipates that it will have to significantly reduce its nitrogen oxide emissions further by the year 2003, which includes an interim reduction in the year 1999, as a result of proposed U.S. Environmental Protection Agency (EPA) Regulations. The costs to comply with these regulations cannot be estimated at this time, since the reduction will be based on additional research scheduled to be completed later in this decade.





     The costs of controlling toxic emissions under the 1990 Amendments, if required, cannot be estimated at this time, since the type and level of reductions that may be required is dependent on several studies currently being performed by the EPA. Regulations may be adopted at the state level that would limit toxic emissions even further, at an additional cost to the company. The company anticipates that the costs incurred to comply with the 1990 Amendments will be recovered through rates based on previous rate recovery of required environmental costs.

     The EPA allocates annual emissions allowances to each of the company's coal-fired generating stations based on statutory emissions limits. An emissions allowance represents an authorization to emit, during or after a specified calendar year, one ton of sulphur dioxide. During Phase I (which began January 1, 1995), the company estimates that it will have allowances in excess of the affected coal-fired generating stations' actual emissions. The company's present strategy is to bank the allowances for use in later years. By using a banking strategy, it is estimated that Phase II (which begins January 1, 2000) allowance requirements will be met through the year 2004 by utilizing the allowances banked during Phase I, together with the company's Phase II annual emissions allowances. That strategy could be modified should market or business conditions change.

     In addition to the annual emissions allowances allocated to the company by the EPA, the company has received all of its extension reserve allowances issued by the EPA to utilities electing to build scrubbers in Phase I, as a result of a pooling agreement that it entered into with other utilities who were also eligible to receive some of those extension reserve allowances.


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

     A low level radioactive waste management and contingency plan for NMP2 provides assurance that NMP2 is properly prepared to handle interim storage of low level radioactive waste until 2006.







     Niagara Mohawk has contracted with the U.S. Department of Energy (DOE) for disposal of high level radioactive waste (spent fuel) from NMP2. The company is reimbursing Niagara Mohawk for its 18% share of the costs under the contract (currently approximately $1 per megawatt hour of net generation). The DOE's schedule for start of operations of their high level radioactive waste repository will be no sooner than 2010. The company has been advised by Niagara Mohawk that the NMP2 Spent Fuel Storage Pool has a capacity for spent fuel that is adequate until 2014. If further DOE schedule slippage should occur, construction of pre-licensed dry storage facilities would extend the on-site storage capability for spent fuel at NMP2 beyond 2014.


   (xiii)  Number of employees

     The company had 4,117 employees as of December 31, 1995.


(d) Financial information about foreign and domestic operations and export sales - Not applicable

Item 2.  Properties

     The company's electric system includes coal-fired, nuclear, hydroelectric, and internal combustion generating stations, substations, and transmission and distribution lines, all of which are located in the State of New York, except for the Homer City Generating Station and related facilities which are located in the Commonwealth of Pennsylvania. Generating facilities are:

      Name and location of station                  Generating
Coal-fired                                       capability (mw)
  Goudey            (Binghamton, N.Y.)                  84 *
  Greenidge         (Dresden, N.Y.)                    108 *
  Hickling          (East Corning, N.Y.)                44 *
  Jennison          (Bainbridge, N.Y.)                  71
  Milliken          (Lansing, N.Y.)                    300
  Kintigh           (Somerset, N.Y.)                   675
  Homer City        (Homer City, Pa.)                  944**
                                                     -----
     Total coal-fired                                2,226
Nuclear
  NMP2              (Oswego, N.Y.)                     206***

Hydroelectric       (Various - 9 locations)             61

Internal combustion (Various - 2 locations)              7
                                                     -----
     Total - all stations                            2,500
                                                     =====
* The company placed one unit on long-term cold standby at Goudey and Greenidge in 1994, and Hickling in 1995. These units can be brought on-line in three to fourteen days and have a combined capability of 132 megawatts.
** Company's 50% share of the generating capability. ***Company's 18% share of the generating capability.

     The company owns 432 substations having an aggregate transformer capacity of 13,425,000 kilovolt-amperes. The transmission system consists of 4,852 circuit miles of line. The distribution system consists of 33,606 pole miles of overhead lines and 1,900 miles of underground lines.

     The company's natural gas system consists of the distribution of natural gas through 506 miles of transmission pipelines (over 3-inch equivalent) and 5,928 miles of distribution pipelines (under 3-inch equivalent).

     Somerset Railroad Corporation (SRC), a wholly-owned subsidiary, owns a rail line consisting of 15 1/2 miles of track and related property rights in Lockport, Newfane, and Somerset, New York which is used to transport coal and other materials to the Kintigh Generating Station and to transport coal to Milliken Generating Station.

     The company's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all of the company's properties. Substantially all of the properties of SRC, other than rolling stock, are subject to a lien of a mortgage and security agreement.

Item 3.  Legal proceedings
(See Item 1(a)-Rates and regulatory matters, Item 1(c)(i)-
Principal business, 1(c)(x)-Competitive conditions, and
1(c)(xii)-Environmental matters)

     The company is unable to predict the ultimate disposition of the matters referred to below in (b), (c), (e), (f), (h), (i),
(j) and the first paragraphs in (d) and (g). However, since the PSC has allowed the company to recover in rates remediation costs for certain of the sites referred to in the preceding sentence, there is a reasonable basis to conclude that the company will be permitted to recover in rates any remediation costs that it may incur for all of the sites referred to in the preceding sentence. Therefore, the company believes that the ultimate disposition of the matters referred to below in (b), (c), (e), (f), (h), (i),
(j) and the first paragraphs in (d) and (g) will not have a material adverse effect on its results of operations or financial position.

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

(b) By letter dated February 29, 1988, the New York State Department of Environmental Conservation (NYSDEC) notified the company that it had been identified as a potentially responsible party (PRP) for investigation and remediation of hazardous wastes at the Lockport City Landfill Site (Lockport Site) in Lockport, New York. The Lockport Site is listed on the New York State Registry of Inactive Hazardous Waste Disposal Sites (New York State Registry). Five other PRPs have been identified in the NYSDEC letter. The company believes that remediation costs at the Lockport Site might rise to $4 million. The Lockport Site has been remediated by the site owner, the City of Lockport. By letter dated May 2, 1988, the company notified the NYSDEC that it declined to finance remediation costs because it believed that the NYSDEC had not demonstrated that a significant threat to public health or the environment exists as a result of hazardous waste disposal at the Lockport Site.

(c) By letter dated December 10, 1990, the NYSDEC notified the company that it had been identified as a PRP for investigation and remediation of hazardous wastes at the Schreck's scrapyard site (Schreck's Site) in the City of North Tonawanda, New York. The Schreck's Site is listed on the New York State Registry. Seven other PRPs were identified in the NYSDEC letter. On February 3, 1992, the NYSDEC again notified the company that it had been identified as a PRP for investigation and remediation costs at the Schreck's Site, this time listing eight other PRPs. The company was offered an opportunity to conduct remediation or finance remediation costs at the Schreck's Site, failing which the NYSDEC might remediate the Schreck's Site itself and commence an action to recover its costs and damages. NYSDEC completed the soil remediation at the Schreck's Site in February 1994 at a cost of $2.6 million. Monitoring for ground water contamination continues at the site. By letter dated April 1, 1992, the company notified the NYSDEC that it believed it had no responsibility for the alleged contamination at the Schreck's Site, and it declined to conduct remediation or finance remediation costs.

(d) By letter dated June 7, 1991, the NYSDEC notified the company that it had been identified as a PRP at the Pfohl Brothers Landfill, an inactive hazardous waste disposal site (Pfohl Site) in Cheektowaga, New York. The Pfohl Site is listed on the National Priorities List and the New York State Registry. The NYSDEC offered the company an opportunity to enter into negotiations with it to undertake the investigation and remedia-tion of the Pfohl Site. The NYSDEC informed the company that if it declined such negotiations, the NYSDEC would perform the necessary work at the Pfohl Site using the Hazardous Waste Remedial Fund and would seek recovery of its expenses from the company. On July 3, 1991, the company responded to the NYSDEC by declining to negotiate to undertake work at the Pfohl Site and noted that the NYSDEC had not shown any significant responsibility on the part of the company for the situation at the Pfohl Site. The company believes that remediation costs at the Pfohl Site will be $35 million to $55 million. By letter dated April 2, 1992, the NYSDEC again notified the company that it had been identified as a PRP for the Pfohl Site and offered the company an opportunity to conduct or finance the on-site remedial design and action. This notice letter was also sent to 19 other PRPs. Ten of these other named PRPs have agreed to perform the remedial work required by the NYSDEC. By letter dated June 1, 1992, the company notified the NYSDEC that it declined to perform such remedial work because it believed that it was not a significant contributor to the Pfohl Site. The company believes the PRPs currently involved in conducting remediation at the Pfohl Site were much larger contributors.

     In May 1995 the company agreed to participate in a process for allocating remedial costs at the Pfohl Site with the other
PRPs. The company contributed $20,000 toward past costs, which sum is subject to that allocation process.







     Three actions were commenced against the company and approximately 19 other defendants in the New York State Supreme Court, Erie County (on January 17, 1995, April 7, 1995, and June 14, 1995, respectively), by plaintiffs who allegedly resided near or recreated at the Pfohl Site in Cheektowaga, New York, claiming damages for personal injuries, wrongful death, and loss of consortium allegedly caused by exposure to hazardous chemicals from the Pfohl Site. The plaintiffs allege that the defendants are strictly liable, and were negligent or grossly negligent, for disposing of hazardous and toxic materials at the Pfohl Site, and they seek compensatory and punitive damages that total $71.5 million in the aggregate. The company believes that the actions against it are without merit and will defend them vigorously.

     In 1995 four actions were commenced against approximately 11 defendants by plaintiffs who allegedly resided near or recreated at the Pfohl Site for personal injuries, wrongful death, and loss of consortium allegedly caused by exposure to hazardous chemicals from the Pfohl Site. The company was not named as a defendant in these actions. Third-party actions were commenced in these four actions against the company and ten other third-party defendants in the U. S. District Court for the Western District of New York (two on April 27, 1995, one on June 9, 1995, and one on November 7, 1995), by third-party plaintiffs who were named as defendants in the main actions. The third-party plaintiffs allege that the company and the ten other third-party defendants are liable for all or part of any damages recovered by the plaintiffs. Recovery in these third-party actions depends on the plaintiffs recovering money damages against the third-party plaintiffs in the main actions. The company believes that the actions against it are without merit and will defend them vigorously.


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










(f) By letter dated April 20, 1992, the EPA notified the company that it had been identified as a PRP at the Bern Metals Removal Site (Bern Metals Site) in Buffalo, New York. Six other PRPs have been identified by the EPA. The EPA has taken response actions at the Bern Metals Site, including investigation, excavation, and removal of drums and contaminated soil, and implementation of measures to prevent surface water run-off. The EPA had demanded that the company reimburse the EPA Hazardous Substances Superfund $2 million in response costs incurred to date by the EPA, with interest accruing from the date of the demand. In September 1995 the company and the EPA reached agreement on a consent order under which the company will pay the sum of $10,000 in return for a covenant by the EPA not to sue the company for the EPA's response costs to date, and to protect the company from claims of contribution by other PRPs for costs incurred to date. The order is awaiting final government approval. Future response or remedial costs which the EPA may incur at the Bern Metals Site are not covered by the EPA demand and the EPA has reserved its rights relating to any such costs.

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

(g) By letter dated April 20, 1992, the EPA notified the company that the EPA had reason to believe that the company was a PRP for the Clinton-Bender Removal Site (Clinton-Bender Site) in Buffalo, New York. Five other PRPs have been identified by the EPA. Nine private residential lots and one commercial property at the Clinton-Bender Site were contaminated with lead, allegedly due to run-off from the adjacent Bern Metals Site. The EPA ordered the company to perform the necessary removal work at the Clinton-Bender Site and the company is remediating the site in conjunction with four other identified PRPs. The total cost of the removal actions to be performed at the Clinton-Bender Site is estimated to be $3.1 million. The remediation is substantially complete, except for the cleaning of the interior of the homes. In addition, the company has already funded a per capita share of the costs.


     On November 3, 1993, the company was served with a summons and complaint filed on behalf of certain of the homeowners at the Clinton-Bender Site. Seven other defendants were named in the complaint, which was filed in the New York State Supreme Court, Erie County (Supreme Court, Erie County). The action was removed to the U.S. District Court for the Western District of New York (Western District Court). In their complaint, plaintiffs make general allegations that the defendants violated federal environmental laws without alleging facts in support of these allegations. Plaintiffs also allege personal injury, property damage, and fear of cancer which they claim were caused by the presence of hazardous substances on their property, allegedly resulting from the disposal of such substances by the defendants at the Bern Metals Site. Any liability incurred as a result of these claims may be joint and several. The plaintiffs ask for $30 million in direct damages from all defendants, as well as treble damages (for unspecified reasons) from all defendants, and an additional $10 million in punitive damages from each defendant. By order dated September 1, 1995, the Western District Court dismissed the plaintiffs claims made under the Clean Air Act, the Clean Water Act, and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), which are the only claims based upon federal causes of action, and remanded the action to the Supreme Court, Erie County. The company believes that the ultimate disposition of this matter will not have a material adverse effect on its results of operations or financial position.

(h) By letter dated February 12, 1993, NYSDEC notified the company that it had been identified as a PRP for remediation of hazardous wastes at the Booth Oil Site (Booth Oil Site) in North Tonawanda, New York. The Booth Oil Site is listed on the New York State Registry. Nineteen other PRPs were identified in the NYSDEC letter. Booth Oil Company is a waste oil re-refiner and recycler. The company had sent waste oils to Booth Oil Company for disposal as had numerous other companies in the Buffalo area. According to NYSDEC, the Booth Oil Site is contaminated with PCBs, lead, and other substances. NYSDEC has requested that the company and the other identified PRPs conduct remediation at the Booth Oil Site pursuant to an Order on Consent to be negotiated with NYSDEC. The company estimates that the present value of costs for remedial alternatives range from $7.2 million to $21.7 million. The PRPs have presented an alternate concept for remediation of the site and are engaged in discussions on the merits of this alternative concept with NYSDEC.

(i) On June 14, 1994, the company was served with a summons and complaint joining the company as a defendant in an action that was filed in the United States District Court for the Northern District of New York. The plaintiffs are five companies which have been required by the EPA to conduct remedial activities at the Rosen Brothers Site (Rosen Site) in the City of Cortland, New York. The Rosen Site was the location of a scrap metal processing operation and industrial waste disposal site between approximately 1971 and 1985, and it is now allegedly contaminated with hazardous substances including heavy metals, solvents and PCBs. The Rosen Site is listed on the National Priorities List and the New York State Registry. Among other claims, the plaintiffs seek contribution under CERCLA from the company and sixteen other defendants for the costs of complying with the EPA order to remediate the Rosen Site. The plaintiffs allege that the company was a contributor of transformers which may have contained polychlorinated biphenyls (PCBs). Liability under CERCLA may be joint and several.

     By letter dated August 16, 1994, the EPA notified the company that the EPA had reason to believe that the company was a PRP for the Rosen Site and requested that the company participate in the RI/FS then being prepared for the Rosen Site by the other named PRPs. By letter dated October 20, 1994, the company declined to participate in this study because it believes that no facts have been established showing that it was responsible for any contamination at the Site. While the study has been completed, the EPA has not yet selected a remedy for the site, and therefore, the total amount of remedial costs is currently unknown.

(j) By letter dated February 8, 1995, the EPA notified the company that the EPA had reason to believe that the company was a PRP for the Quanta Resources Site, which was a waste oil reclamation/recycling facility that operated until 1981 in Syracuse, New York. A large volume of product and waste material was left behind when operations ceased. The Quanta Resources Site is listed on the New York State Registry. One hundred and forty other PRPs were identified in the EPA letter. The EPA has taken response actions at the Quanta Resources Site, including sampling, monitoring, investigative, corrective and enforcement measures. The EPA has demanded that the company and the other PRPs reimburse the EPA Hazardous Substances Superfund approximately $500,000 in response costs incurred to date by the EPA.

     On September 27, 1995 the company joined with several other PRPs in a settlement of the EPA's demand for reimbursement of response costs incurred to date. Under this settlement, which became final on January 30, 1996, the company will pay approximately $8,000. Future response or remedial costs which the EPA may incur at the Quanta Resources Site are not covered by this settlement and the EPA has reserved its rights relating to any such costs.

(k) The company responded on October 3, 1995, to a request for information by the EPA concerning alleged disposal of PCBs at facilities owned or operated by PCB Treatment, Inc. in Kansas City, Kansas and Kansas City, Missouri. The company is currently unable to determine its share, if any, relative to that of the other parties who received such requests, of the costs to remediate the sites. The company believes that the ultimate disposition of this matter will not have a material adverse effect on its results of operations or financial position.

(l)On October 4, 1995 the company entered into an Order on Consent with NYSDEC requiring the company to conduct an interim remedial measure program under NYSDEC's oversight at a former company maintenance facility in Chatham, New York. The interim remedial measure program at the site, which is not listed in the New York State Registry, was completed in November 1995 at a cost of approximately $700,000. The company is awaiting confirmation from NYSDEC that it has fulfilled its obligation under the Order on Consent.

(m) By complaint dated August 12, 1994, as amended October 19, 1994, a class action lawsuit was commenced against the company and James A. Carrigg, Chairman, President and Chief Executive Officer of the company (Defendants) in the U. S. District Court for the Eastern District of New York (Eastern District Court). The lawsuit was brought by two alleged shareholders purporting to act on behalf of purchasers of the company's Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan between May 15 and August 10, 1994, and on behalf of purchasers of the company's securities on the open market between March 15, 1994 and August 10, 1994. The complaint alleges that certain statements in the company's Form 10-K for 1993 and the company's Annual Report to Shareholders for 1993 relating to the company's diversification program and common stock dividend violated the federal securities laws. Plaintiffs are seeking to recover damages in an unspecified amount. The Defendants believe that this lawsuit is without merit.

     On November 23, 1994, the Defendants made a motion to dismiss. On August 21, 1995 the Eastern District Court issued a decision which granted the motion to dismiss and dismissed the action in its entirety. Plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit. The Defendants are defending this action vigorously.

Item 4.  Submission of matters to a vote of security holders -
         Not applicable.

                            * * * * * * * * * *

Executive officers of the Registrant
                                    Positions, offices and
                                    business experience -
  Name              Age              January 1991 to date

James A. Carrigg     62   Chairman, President and Chief Execu-
                          tive Officer, January 1991 to date.

Jack H. Roskoz       57   Executive Vice President, January 1995
                          to date; Senior Vice President-Electric
                          Business Unit, to January 1995.

Michael I. German    45   Senior Vice President-Gas Business
                          Unit, December 1994 to date; Senior
                          Vice President, American Gas Assoc-
                          iation, Arlington, Virginia, to Decem-
                          ber 1994.

Gerald E. Putman     45   Senior Vice President-Customer Service
                          Business Unit, January 1995 to date;
                          Vice President-Fuel Supply and Opera-
                          tion Services, May 1993 to January
                          1995; Vice President-East Region
                          Electric, September 1992 to May 1993;
                          Executive Assistant to the Chairman,
                          President and Chief Executive Officer,
                          January 1991 to September 1992.

Sherwood J. Rafferty 48   Senior Vice President and Chief
                          Financial Officer, February 1996 to
                          date; Vice President and Treasurer, to
                          February 1996.

Daniel W. Farley     40   Vice President and Secretary, May 1991
                          to date; Secretary, to May 1991.

Jeffrey K. Smith     47   Vice President-Generation, January
                          1995 to date; Executive Assistant to
                          the Chairman, President and Chief
                          Executive Officer, February 1994 to
                          January 1995; Assistant to the Senior
                          Vice President-Electric Business Unit,
                          October 1991 to February 1994; Manager-
                          Plant Operations Services, January 1991
                          to October 1991.

Ralph R. Tedesco     42   Vice President-Strategic Growth
                          Business Unit, February 1994 to date;
                          Executive Assistant to the Chairman,
                          President and Chief Executive Officer,
                          September 1992 to February 1994;
                          Manager, Corporate Performance, June
                          1991 to September 1992; Manager,
                          Research and Development, to June 1991.

                                    Positions, offices and
                                    business experience -
  Name              Age              January 1991 to date


Gary J. Turton       48   Vice President and Controller, February
                          1996 to date; Controller, December 1994
                          to February 1996; Assistant Controller,
                          to December 1994.

Denis E. Wickham     47   Vice President-Electric Resource
                          Planning, January 1991 to date.

Robert D. Kump       34   Treasurer, February 1996 to date;
                          Director of Financial Services,
                          February 1995 to February 1996;
                          Manager-Investor Relations, October
                          1993 to February 1995; Specialist-
                          Investor Relations, to October 1993.

     The company has entered into an agreement with James A. Carrigg which provides for his employment as Chairman, President and Chief Executive Officer of the company for a term ending on December 31, 1997, with automatic one-year extensions unless either he or the company gives notice that the agreement is not to be extended.

     Each officer holds office for the term for which he is elected or appointed, and until his successor shall be elected and shall qualify. The term of office for each officer extends to and expires at the meeting of the Board of Directors following the next annual meeting of shareholders.

                                  PART II

Item 5. Market for Registrant's common stock and related stockholder matters

     See Note 4 and Note 14 to the Consolidated Financial
Statements.

Item 6. Selected financial data
(Thousands-except per share amounts)              1995        1994        1993        1992        1991
------------------------------------------------------------------------------------------------------
Operating revenues                          $2,009,541  $1,898,855  $1,800,149  $1,691,689  $1,555,815
Net income                                    $196,690    $187,645*   $166,028**  $183,968    $168,643
Earnings per share                               $2.49       $2.37*      $2.08**     $2.40       $2.36
Dividends paid per share                         $1.40       $2.00       $2.18       $2.14       $2.10
Average shares outstanding                      71,503      71,254      69,990      67,972      62,906
Book value per share of common stock(year end)  $24.38      $23.28      $22.89      $22.85      $22.16
Interest charges                              $130,919    $139,725    $145,450    $155,388    $163,526
AFDC and non-cash return                        $4,821      $7,974      $8,003      $6,482      $7,541
Depreciation and amortization                 $184,770    $178,326    $164,568    $158,977    $152,380
Other taxes                                   $210,910    $210,729    $204,962    $200,941    $178,185
Capital expenditures                          $158,681    $224,306    $245,029    $245,618    $245,883
Total assets                                $5,114,331  $5,222,905  $5,287,958  $5,077,916  $4,924,836
Long-term obligations,capital leases and
 redeemable preferred stock                 $1,606,448  $1,776,081  $1,755,629  $1,883,927  $1,897,465

* Reflects the effect of the 1993 production-cost penalty that decreased net income by $8 million and decreased earnings per share by 12 cents.
**Refelcts the effect of restructuring expenses that decreased net income by $17.2 million and decreased earnings per share by 25 cents.

Principal Sources of Electric and Natural Gas Revenues
ELECTRIC                             1995   % of Total        1994   % of Total       1993    % of Total
                               -------------------------------------------------------------------------
Kwh Sales (Millions):
 Residential                        5,286      25.5 %        5,399      27.0 %        5,423      28.0 %
 Commercial                         3,405      16.4          3,315      16.6          3,298      17.1
 Industrial                         3,010      14.5          2,997      15.0          2,950      15.3
 Other                              1,392       6.7          1,437       7.2          1,417       7.3
                               -----------   -------    -----------   -------   -----------    -------
  Total Retail                     13,093      63.1         13,148      65.8         13,088      67.7
 Other electric utilities           7,636      36.9          6,827      34.2          6,233      32.3
                               -----------   -------    -----------   -------   -----------    -------
  Total                            20,729     100.0 %       19,975     100.0 %       19,321     100.0 %
                               ===========   =======    ===========   =======   ===========    =======
Operating Revenues (Thousands):
 Residential                     $725,299      42.5 %     $679,124      42.4 %     $635,155      41.6 %
 Commercial                       395,076      23.1        366,854      22.9        333,674      21.8
 Industrial                       247,576      14.5        245,218      15.3        228,215      14.9
 Other                            158,568       9.3        153,888       9.7        138,320       9.1
                               -----------   -------    -----------   -------   -----------    -------
  Total Retail                  1,526,519      89.4      1,445,084      90.3      1,335,364      87.4
 Other electric utilities         150,444       8.8        141,902       8.9        147,175       9.6
 Other operating revenues          31,334       1.8         13,089        .8         44,823       3.0
                               -----------   -------    -----------   -------   -----------    -------
  Total Operating Revenues     $1,708,297     100.0     $1,600,075     100.0 %   $1,527,362     100.0 %
                               ===========   =======    ===========   =======   ===========    =======
NATURAL GAS
Dekatherm(Thousands):
 Residential                       23,512      40.2 %       24,662      42.1 %       25,080      43.2 %
 Commercial                        10,540      18.0         10,611      18.1         10,640      18.3
 Industrial                         2,587       4.4          2,180       3.7          1,820       3.2
 Other                              2,463       4.2          2,038       3.5          1,805       3.1
                               -----------   -------    -----------   -------   -----------    -------
  Total Retail                     39,102      66.8         39,491      67.4         39,345      67.8
  Transportation of customer-owned
   natural gas                     19,433      33.2         19,133      32.6         18,701      32.2
                               -----------   -------    -----------   -------   -----------    -------
  Total                            58,535     100.0 %       58,624     100.0 %       58,046     100.0 %
                               ===========   =======    ===========   =======   ===========    =======
Operating Revenues(Thousands):
 Residential                     $181,697      60.3       $185,073      61.9 %     $170,734      62.6 %
 Commercial                        75,178      25.0         72,360      24.2         66,648      24.5
 Industrial                        11,310       3.8         11,542       3.9          9,602       3.5
 Other                             14,584       4.8         12,997       4.4         10,943       4.0
                               -----------   -------    -----------   -------   -----------    -------
  Total Retail                    282,769      93.9        281,972      94.4        257,927      94.6
 Transportation of customer-owned
  natural gas                      13,718       4.5         12,791       4.3         12,091       4.4
 Unbilled revenue recognition-net   1,700        .6          3,768       1.3          2,686       1.0
 Other natural gas revenue          3,057       1.0            249       -               83       -
                               -----------   -------    -----------   -------   -----------    -------
  Total Operating Revenues       $301,244     100.0 %     $298,780     100.0 %     $272,787     100.0 %
                               ===========   =======    ===========   =======   ===========    =======

Item 7. Management's discussion and analysis of financial condition and results of operations


Liquidity and Capital Resources


Competitive Conditions

     The electric and natural gas utility landscape is changing rapidly as energy markets become more competitive, complex and dynamic. The company is positioning itself to take maximum advantage of the industry's move to a competitive market. Regulatory changes, accounting issues, customer satisfaction, the economic climate and operational and financial flexibility will affect the company's competitive position. Those matters as well as diversified opportunities closely related to the company's core business are receiving focused attention as the company transforms itself into a successful competitor.


Regulatory Changes

     Regulatory issues being addressed by the Public Service Commission of the State of New York (PSC), regulators in other states and the Federal Energy Regulatory Commission (FERC) will ultimately bring about dramatic changes in the electric industry. Two significant proceedings in which orders are expected to be issued before July 1996 are discussed below: the PSC's Competitive Opportunities Proceeding and the FERC's proceeding (Mega-NOPR) relating to the development of competitive wholesale electric markets.

Competitive Opportunities Proceeding: In August 1994 the PSC instituted an investigation of issues related to a restructuring of the electric industry in New York. The overall objective of the proceeding is to identify regulatory and ratemaking practices that will assist in the transition to a more competitive electric industry designed to increase efficiency in the provision of electricity while meeting safety, environmental, affordability and service quality goals.

     In June 1995 the PSC adopted principles to guide the transition to competition. The principles are designed to provide a framework for electric competition and address issues in eight categories related to providing electric service: resource management, customer service, reliability and safety, competitive market characteristics, regulatory issues, transition issues, economic efficiency and economic developments. In December 1995 a recommended decision (RD) was issued by an administrative law judge and a senior staff representative presiding over collaborative discussions that had been conducted throughout 1995. The RD calls for a transition to wholesale competition first with a recommendation that retail competition be added later, once a competitive market is established and reliability is ensured. The RD also recommends that the generation function be separated from the transmission and distribution functions to limit the exercise of market power. However, the RD does not recommend divestiture of the generation function. As part of the transition to competition, an independent system operator (ISO) would be established to help ensure reliable system operation. The ISO would maintain responsibility for overall system reliability even beyond the transition period.

     The RD proposed that specific amounts of stranded costs be determined in individual company proceedings to commence six months after the PSC issues its order in the proceeding. It also stated that the definition of stranded costs, the method of measurement, requirements for mitigation, a preferable recovery mechanism and a standard for recovery should all be resolved on a generic basis. The RD suggested that there should be a rebuttable presumption in favor of an adjustment applied to stranded costs to account for unidentified potential mitigation efforts. It also stated that the recovery of stranded costs should involve a balancing of consumers' and stockholders' interests.

     The RD made the following additional points:

     - Retail competition has the potential to benefit all customers by providing greater choice among their electricity providers, as well as increased pricing and reliability options. But retail access brings with it significant risks and requires considerable caution, and should be provided only if it is in the best interests of all consumers.

     - Any restructuring model should include a mechanism for recovering costs required to be spent on environmental and other public policy considerations.

     - To protect all customers, transmission and distribution companies must remain obligated to serve all would-be buyers. Consumer protections currently in place for residential and nonresidential customers should remain.

     The company is working closely on this matter with the Energy Association of New York State (Energy Association), which includes the company and seven other investor-owned utilities as members. In January 1996 the Energy Association filed a brief opposing certain recommendations included in the RD and filed a reply brief in February 1996. The Energy Association's support for the RD is subject to certain conditions, which include: a reasonable opportunity for all utilities to recover all expenditures and investments made to provide reliable service; the PSC not mandating retail competition; and utilities being afforded the option of remaining in the generation business, subject to the functional separation of their generation business, with separate accounting, but without mandated divestiture. The RD is subject to review by the PSC, which will ultimately accept, modify or reject it. A state-wide public involvement and information program will be held before the PSC issues an order. The PSC is expected to issue an order during the first six months of 1996.

     The company's ability to compete in the present wholesale electric power market is demonstrated by the results it achieved in 1995 with wholesale electric sales. However, certain above-market costs that New York utilities bear impair their ability to compete in the retail market with utilities in other states. The Energy Association has urged the State of New York to immediately implement policy changes to reduce electricity prices, changes that could be accomplished without industry restructuring. For example, policy changes could reduce costs associated with purchases from non-utility generators (NUGs), eliminate the gross receipts tax and reduce other state and local taxes.

Mega-NOPR: The FERC's Mega-NOPR has two primary purposes: to facilitate the development of competitive wholesale electric markets by opening up transmission services and to address the resulting stranded costs. The FERC is expected to issue an order in this proceeding by mid-year 1996.

     If the Mega-NOPR is adopted as currently proposed, the company and other utilities with whom the company engages in transmission and wholesale power transactions would be:

     - required to file open access transmission tariffs under which they would provide services, including ancillary services, to third parties on a non-discriminatory basis;


     - required to charge themselves, in the context of each one's wholesale power sales, the same rate for transmission that it charges its wholesale transmission customers for the use of its system;

     - permitted to recover legitimate and verifiable stranded costs associated with a municipality establishing its own electric system and newly created or expanded wholesale customers;

     - required to comply with regulations implementing the filing of the open access tariffs and the initial rates under these tariffs; and

     - required to establish an electronic bulletin board, called a real-time information network, which would provide all transmission users simultaneous access to transmission data.

     Those requirements could affect the revenues received and payments made by the company in connection with its transmission and wholesale power transactions.

     In July 1995 a coalition of utilities, including the company, filed joint comments that addressed legal issues raised by the Mega-NOPR. The coalition's comments support the FERC's proposal on recovery of stranded costs associated with a municipality establishing its own electric system and newly created or expanded wholesale customers. The coalition also urged the FERC to set a national policy to ensure recovery of stranded costs associated with retail wheeling, or at a minimum to accept filings to implement state-authorized stranded cost charges to reduce the risk associated with challenges to state authority to establish such charges.

Natural Gas Industry: The natural gas business has operated for two years under FERC Order 636, which requires interstate natural gas pipeline companies to offer customers unbundled, or separate, services equivalent to their former sales service. FERC Order 636 provides customers greater opportunities to obtain natural gas supply, transportation and storage. Increased choices should result in lower natural gas costs. The company has already taken advantage of several new opportunities under FERC Order 636, including flexible purchasing and delivery points, off-system sales and access to the secondary market for selling pipeline capacity when it is not needed by retail customers.

     The restructuring of services required by FERC Order 636 imposed transition costs on pipelines. Those transition costs include the costs of revising natural gas supply contracts, unrecovered costs that would otherwise have been billed to pipeline customers and costs of assets needed to implement the order. FERC Order 636 allows pipelines to recover all prudently incurred costs from their customers.

    The company's liability for transition costs is based on the pipelines' related filings with the FERC to recover such costs. The company has reached final resolution with all but one of its pipeline suppliers regarding transition costs and is negotiating with the one remaining pipeline supplier. The company's estimated remaining liability for transition costs was $12 million and $21 million at December 31, 1995 and 1994, respectively. A corresponding regulatory asset has been recorded by the company since the PSC has ruled that transition costs are fully recoverable from the company's customers and the costs are now included in rates.

     The PSC issued an Opinion and Order in December 1994 that set forth the policy framework to guide the transition and movement of New York's gas distribution industry to a more competitive marketplace in the post-FERC Order 636 environment. The PSC subsequently issued an Order on Reconsideration in August 1995 addressing petitions for rehearing or clarification of this Opinion. The company, and other utilities, recently filed restructuring tariffs in compliance with the PSC's Opinion and Order on Reconsideration. Under the company's proposed tariffs residential and small commercial customers will be eligible for transportation service through small customer aggregation programs. Consistent with the PSC's Opinion and Order on Reconsideration, the company proposed new services that allow the company to more effectively compete for sales to larger, more sophisticated transportation customers. The company is awaiting approval of these tariff revisions.

     In a separate Order, the PSC instituted a proceeding (currently in the settlement phase) to investigate gas cost incentive mechanisms and affordability guidelines. In addition, the company and other utilities have filed comments concerning key characteristics for a gas cost incentive mechanism and proposed guidelines for adoption of any such mechanisms.

Accounting Issues

Effects of Regulation: The PSC's Competitive Opportunities Proceeding could affect the eligibility of the company to continue applying Statement of Financial Accounting Standards No. 71 (Statement 71), Accounting for the Effects of Certain Types of Regulation. Continued accounting under Statement 71 requires that the company's regulated operations meet all of the following three criteria:

     - rates for regulated services or products provided to customers are subject to approval by an independent, third party regulator,

     - the regulated rates are designed to recover the company's costs of providing regulated services or products, and

     - it is reasonable to assume that rates set at levels that will recover the company's costs can be charged to and collected from customers.

     If the company could no longer meet the Statement 71 criteria for all or a part of its business, the company would have to record as expense or revenue certain previously deferred items that had been recognized as assets and liabilities according to Statement 71, but that would not have been recognized as such by enterprises in general. At December 31, 1995 and 1994, the company had $690 million and $779 million, respectively, of regulatory assets, and $294 million and $337 million, respectively, of regulatory liabilities on its balance sheets (See Note 1). Although the company believes it will continue to meet the Statement 71 criteria in the near future, it cannot predict what effect a competitive marketplace or future PSC actions will have on its ability to continue to do so.

     The company has other costs that are currently being recovered through rates that may not be fully recoverable in a competitive marketplace. Those costs include mandated purchases of NUG power at above-market prices and average costs for certain generating plants that may be above the market price for electricity. The inability to recover those costs may have an adverse effect on the company.

Impairment of Long-Lived Assets: In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (Statement 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. Statement 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized if the sum of the estimated future undiscounted cash flows to be generated by an asset is less than its carrying value. The amount of the impairment would be based on a comparison of book value to fair value.

     Statement 121 also amends Statement 71 to require the write-off of a regulatory asset if it is no longer probable that future revenues will recover the cost of the asset. The adoption of Statement 121 will not have a material effect on the company's financial position or results of operations. However, the company cannot predict what effect a competitive marketplace or future PSC actions will have on the effect of the application of Statement 121.

Customer Satisfaction

     The company is continuing its efforts to deliver high-quality customer service and become a more efficient provider of electric and gas retail service in order to build customer loyalty. The Customer Service Business Unit (CSBU) was created by the company at the end of 1994 to accomplish those objectives and bring together all aspects of customer service - including the customer call center, transmission and distribution operations, electric marketing and sales and all division operations. Concentrating customer service in one business unit is improving that service and cutting costs. During 1995 the customer call center handled more calls more quickly than in the prior year. The number of customer representatives has increased, and improvements have also been made in training and support.

     To build stronger customer relationships, the CSBU is initially concentrating on four business processes: customer billing, service connections, developing new products and collection efforts. Progress is being made toward achieving established goals.

     Another way to improve customer satisfaction is by providing price stability. Electric price increases have been minimized under the company's new three-year electric rate settlement agreement at rates close to expected inflation, and gas prices were frozen under the new natural gas rate settlement agreement (See Rate Matters). The company continues to focus on improving the cost and delivery of power and natural gas to its customers while maintaining a high level of service.


Economic Climate

     In addition to the regulatory changes discussed earlier, a continuing challenge the company faces is New York's sluggish economy. This limits sales growth opportunities and increases the difficulty of retaining and expanding the company's industrial customer base. However, the company believes that the business outlook is brightening in New York State because of positive changes in outlook at the state government level with regard to reducing high taxes, government spending and excessive regulation.

     In the meantime, the company is focusing on maintaining and improving sales through its marketing efforts. The company has developed flexible rates that allow it to negotiate long-term contracts with eligible electric and natural gas customers. The contracts may cover existing load, new load or both. To date, 22 major electric industrial customers have signed contracts with terms ranging from three to seven years. The contracts retain more than $42 million and add another $12 million in annual revenues. Together the contracts represent about 22% of annual industrial electric revenues and about 3% of the company's total annual electric revenues.

     In January 1996 the PSC approved the company's proposal to broaden eligibility for two of its flexible electric rates. Now more commercial, industrial and public authority customers are eligible for negotiated rates. Flexible rates help the company to retain customers and attract new customers to its service territory.

     The company has new contracts with 12 major natural gas customers for load additions totaling $2 million in annual revenues. Each month the company develops over 275 natural gas prices to compete with the alternative fuels available.

     Also, the company has redesigned its economic development program to cultivate opportunities to bring new jobs to New York and the company's service territory. The program is designed to effectively assist prospective customers, joint venture partners and new customers.

Operational and Financial Flexibility

     The company continually reviews its strategic plans to address the challenges of competition, including ways to improve operational and financial flexibility.

Seneca Lake Storage Facility: Construction began on the company's $57 million Seneca Lake storage project in September 1995. The project consists of a natural gas storage cavern located north of Watkins Glen on the west side of Seneca Lake, a compressor station and two gas transmission pipelines. The project's primary purpose is to ensure adequate natural gas supply to customers. In addition, the project will increase supply flexibility, allow the company to retire two propane plants and reduce pipeline demand charges. The PSC issued a certificate of environmental compatibility and public need and approved construction plans for the compressor station and most of the western pipeline. The PSC is expected to issue a certificate for the eastern pipeline by mid-year 1996. The New York State Department of Environmental Conservation granted the company a conditional permit to store natural gas in the cavern. The project is scheduled to be in service for the 1996-1997 heating season.

Generation Department and Generating Unit Performance: The company's generation department is preparing for competition by developing its ability to operate as an independent business.
The target date for that capability is January 1, 1997. In order to prepare for it, several tasks are being undertaken such as: assessing the requirements and abilities needed to operate in a competitive generation market; minimizing above-market investments; reducing the average costs of generation; strengthening sales and marketing capabilities; transforming to competitive business processes, technology and practices; and improving strategic business planning.

     In June 1995 the company placed a 35 megawatt (MW) generating unit at its Hickling Generating Station on long-term cold standby. Two other generating units (97 MW) were placed on long-term cold standby during 1994. A generating unit on long-term cold standby at Greenidge Generating Station was operated intermittently during 1995 to take advantage of wholesale sales opportunities. The company continues to closely evaluate the performance of five other units (308 MW) to ensure that their output remains marketable and their operation economical.









Financial Strategies: The company believes that maintaining financial integrity and flexibility is critical to success in a competitive environment. In addition to overall expense controls, the company has taken action in the past two years to maximize cash flow and improve financial flexibility, including significant cuts in capital spending and a common stock dividend reduction in October 1994. As a result, the company expects to have cash in excess of its operating and capital needs over the next several years. How this cash is utilized will depend on industry and market conditions and could include continued debt and preferred stock redemptions, additional investments in unregulated businesses or the repurchase of common stock. In September 1995 the company received PSC approval to repurchase not to exceed 4 million shares of its common stock. The company may use risk management techniques to manage commodity prices and interest rate risk.

Petition to FERC on NUGs: In February 1995 the company petitioned the FERC asking for relief from having to pay approximately $2 billion more than its avoided costs for power purchased over the life of two NUG contracts. The company believes that the overpayments under those two contracts violate the Public Utility Regulatory Policies Act of 1978.

     The FERC denied the petition in April 1995 and denied the company's May 1995 request for a rehearing. On June 14, 1995, the company filed a petition with the United States Court of Appeals for the District of Columbia to review the FERC's decision.

     The company continues to seek cost-effective ways to terminate or renegotiate existing NUG contracts and thus reduce the overpayment burdens under those contracts.


Diversification (See Note 11.)

     NGE Enterprises, Inc. (NGE), a wholly owned subsidiary, owns two unregulated businesses - EnerSoft Corporation (EnerSoft) and XENERGY, Inc. (XENERGY).

     Formed in May 1993, EnerSoft develops and markets computer software and real-time information and trading systems for natural gas utilities, marketers and pipeline operators. EnerSoft, in alliance with the New York Mercantile Exchange, has developed Channel 4, a natural gas and pipeline capacity trading and information system for the North American market. The system was available for use on August 11, 1995.




     Electronic trading of natural gas and pipeline capacity is an emerging market. The electronic trading industry is continuously developing new products and the nature of the industry and competition create a risk that certain products may not recover the cost of their development. Channel 4 is competing against other electronic gas trading systems, most of which are owned and operated by natural gas pipeline companies. The company believes Channel 4 is well positioned in features and functionality to compete with other trading systems that are available. However, sales to date have been disappointing.

     EnerSoft has been incurring operating losses, and it is anticipated that this will continue in 1996 and 1997. Market acceptance of electronic gas trading and of the Channel 4 product is key to improving EnerSoft's financial performance.

     XENERGY, acquired in June 1994, is an energy services, information systems and energy-consulting company providing energy services, conservation engineering and professional services to utilities, governmental agencies and end-use energy
consumers.   XENERGY's 1995 revenues were lower than expected due
to a soft utility demand-side management (DSM) consulting market. Revenues during the first half of 1996 are expected to be comparable to levels at the end of 1995, but are expected to improve by the end of 1996.

     In order to meet the changing demands of the marketplace, XENERGY's management undertook a major reorganization in November 1995. This will better position XENERGY to take advantage of the emerging opportunities in a competitive utility industry. In addition to focusing on new revenue sources, actions were taken to reduce corporate overhead costs, including a reduction in headcount.

     NGE is also exploring environmental and operating services opportunities with both domestic and foreign strategic partners in the United States and international markets. In addition, NGE is planning to form a finance subsidiary to support NGE's energy services business.

     For the years ended December 31, 1995, 1994 and 1993, NGE incurred net losses of $12 million, $6 million and $1 million, respectively. The company expects that NGE will continue to incur operating losses at least through 1997. The loss in 1996 is expected to be comparable to 1995 with a slight improvement expected in 1997. As of December 31, 1995 and 1994, the company had invested approximately $54 million and $47 million, respectively, in NGE to finance its diversified investments.




Rate Matters

Electric Rate Settlement

     On August 1, 1995, the PSC approved a new three-year electric rate settlement agreement (electric agreement) for the period August 1, 1995 through July 31, 1998. The first year of the electric agreement replaces the final year of the electric portion of the company's previous three-year electric and natural gas rate settlement agreement. Increases in the company's average electric prices and the allowed returns on common equity under the electric agreement for the rate years effective August 1 are:
                                 1995       1996       1997
Price increase (millions)       $45.1      $45.3      $45.5
                percent           2.9%       2.8%       2.7%
Allowed return on equity         11.1%      11.2%      11.2%

     Approximately 65% of the price increase in the electric agreement is needed to cover the escalating cost of electricity the company is required to buy from NUGs and payments relating to the termination of several NUG contracts. The company estimates that NUG power purchases, excluding termination costs, will total $324 million in 1996, $333 million in 1997 and $345 million in 1998 (See Note 9).

     To assure price predictability and stability, the fuel adjustment clause, the revenue decoupling mechanism and most other true-up mechanisms were eliminated in the electric agreement. The production cost incentive was eliminated, effective January 1, 1994. Only the service quality incentive and an earnings performance incentive remain under the electric agreement. Over the term of the electric agreement, the company will amortize approximately $150 million of regulatory assets. The electric agreement is subject to the order that will be issued by the PSC in the Competitive Opportunities Proceeding.

Natural Gas Rate Settlement

     On December 13, 1995, the PSC authorized a new natural gas rate settlement agreement (gas agreement) that freezes natural gas prices from December 15, 1995, until July 31, 1998. The natural gas rates approved in the gas agreement made permanent until July 31, 1998, a 3.2% increase, less an adjustment of about $1 million. That increase became effective August 1, 1995, the final year of the gas portion of the previous three-year electric and natural gas rate settlement agreement.





     An earnings sharing mechanism in the gas agreement provides that the average of the earned equity returns (exclusive of service quality awards or penalties) will be determined for the three years, and half of the three-year average of net earnings in excess of 14%, if any, will be shared with customers.

     The gas agreement eliminates the gas adjustment clause and the weather normalization clause. Those were used to collect from or refund to customers amounts resulting from changes in the cost of natural gas purchased and the effect of unusually warm or cold weather on natural gas sales.


Environmental Matters (See Notes 9 and 10.)

    The company continually assesses actions that may need to be taken to comply with changing environmental laws and regulations. Any additional compliance programs will require changes in the company's operations and facilities and increase the cost of electric and natural gas service. Historically, rate recovery has been authorized for environmental compliance costs.

     The Clean Air Act Amendments of 1990 (1990 Amendments) contain provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Construction of an innovative flue gas desulfurization system and a nitrogen oxide reduction system at the company's Milliken Generating Station was completed in 1995 to comply with the sulfur dioxide and nitrogen oxide emissions limitations. The company plans to reduce its annual sulfur dioxide emissions by an amount that will allow it to meet its established sulfur dioxide levels. The established levels represent a 49% reduction from approximately 138,000 tons in 1989 to 71,000 tons by the year 2000, and will remain at 71,000 tons thereafter.

     The U.S. Environmental Protection Agency (EPA) allocates annual emissions allowances to each of the company's coal-fired generating stations based on statutory emissions limits. An emissions allowance represents an authorization to emit, during or after a specified calendar year, one ton of sulfur dioxide. During Phase I (which began on January 1, 1995), the company estimates that it will have allowances in excess of the affected coal-fired generating stations' actual emissions. The company's present strategy is to bank the allowances for use in later years. By using a banking strategy, it is estimated that Phase II (begins January 1, 2000) allowance requirements will be met through the year 2004 by utilizing the allowances banked during Phase I, together with the company's Phase II annual emissions allowances. That strategy could be modified should market or business conditions change.


     In addition to the annual emissions allowances allocated to the company by the EPA, the company has received all of its extension reserve allowances issued by the EPA to utilities electing to build scrubbers in Phase I, as a result of a pooling agreement that it entered into with other utilities who were also eligible to receive some of those extension reserve allowances.

Financial Review

Net Cash Provided by Operating Activities

     In 1995 cash provided by operating activities increased by $1 million, up less than 1% from 1994. Cash provided by net income in 1995 was $9 million higher than in 1994, but this increase was nearly offset by cash used for working capital items.

     Cash provided by operating activities in 1994 increased $38 million, up 9% from 1993. Higher net income in 1994 added $22 million and a reduction in cash used for working capital items added $16 million to cash provided by operating activities.

Net Cash Used in Investing Activities

     Cash used in investing activities decreased $56 million, or 26%, in 1995 and decreased $86 million, or 28%, in 1994. The changes were primarily due to reductions in utility plant capital expenditures.

     Capital expenditures for the company's core electric and natural gas businesses, including nuclear fuel and the allowance for funds used during construction (AFDC), totaled $164 million in 1995, $248 million in 1994 and $268 million in 1993. For 1995 and 1994 those expenditures were primarily for the extension of service, necessary facility improvements and compliance with the 1990 Amendments and other environmental requirements. Most of the expenditures in 1993 were for the extension of service and for improvements at existing facilities. The company received $6 million, $24 million and $23 million from governmental and other sources in 1995, 1994 and 1993 respectively, to partially offset expenditures for compliance with the 1990 Amendments. Approximately $5 million is expected to be received from governmental and other sources in 1996 to partially offset such expenditures.

     Capital expenditures projected for 1996, 1997 and 1998 total $215 million, $200 million and $168 million, respectively (see
Note 9). Those expenditures are expected to be financed entirely with internally generated funds. The company forecasts that its current reserve margin, coupled with more efficient use of energy and purchases of NUG power, eliminates the need for additional generating capacity until after the year 2007.

     Information on the company's estimated sources and uses of funds for the years 1996 through 1998 follows. The estimates are subject to periodic review and revision. Actual capital expenditures may change to accommodate additional regulatory requirements and the company's continued focus on minimizing capital expenditures.

                              1996      1997      1998    Total
(Millions)
Sources of funds
Internal funds                $288      $295      $306     $889
Long-term financing             -         -         -        -
                              ----      ----      ----     ----
     Total                    $288      $295      $306     $889
                              ====      ====      ====     ====
Uses of funds
Capital expenditures
  Cash                        $211      $195      $163     $569
  AFDC*                          4         5         5       14
                              ----      ----      ----     ----
     Total capital
       expenditures            215       200       168      583
Retirement of securities and
  sinking fund obligations     129        73        53      255
Reduction of short-term debt   (12)       40       120      148
Working capital, deferrals
  and other                    (44)      (18)      (35)     (97)
                              ----      ----      ----     ----
     Total                    $288      $295      $306     $889
                              ====      ====      ====     ====
Percentage of capital
  expenditures funded
  from operations              154%      157%      203%     169%

*Allowance for funds used during construction.

Net Cash Used in Financing Activities

     In 1995 cash used in financing activities increased $87 million, up 40% compared to 1994. The company issued significantly less debt in 1995 than in 1994, since the amount of refundings and redemptions was higher in 1994. Although the amounts of debt redeemed and dividends paid were lower in 1995 than in 1994, more cash provided by operating activities was used for those items in 1995.

     Cash used in financing activities in 1994 increased $106 million, up 96% from 1993. That change reflects a reduction of cash provided from the issuance of preferred stock and the use of cash provided by operating activities to reduce debt levels.


     The company's long-term goal is to maintain a common stock dividend payout ratio of 60% to 65%. The current dividend is slightly under that range. Future dividends will depend on many factors, including the earnings impact of industry restructuring. The company can give no assurance as to future dividend levels.

     Since 1987 the company has reduced its debt from 62% to 45% of total capital and has raised its common stock equity from 33% to 48%, at December 31, 1995. The common stock equity ratio improved in 1995 primarily as a result of retained earnings and the redemption and repurchase of $54 million of first mortgage bonds. In February 1996 the common stock equity ratio rose to 50% as a result of a preferred stock redemption and a first mortgage bond redemption. The company is committed to improving its financial strength and achieving an 'A' bond rating.

     The company's financing activities during 1995 consisted of two issuances of tax-exempt pollution control revenue bonds totaling $37 million. The proceeds were used to redeem $37 million of higher coupon tax-exempt pollution control revenue bonds. The company also redeemed $23 million and repurchased $31 million of 9 7/8% Series first mortgage bonds due February 2020.

     The company reduced its embedded cost of long-term debt to 7% at the end of 1995, and has refinanced more than $1.6 billion in long-term debt since the beginning of 1988. On January 1, 1996, the company redeemed, at a premium, $100 million of 8.95% preferred stock through the issuance of commercial paper. The embedded cost of preferred stock was reduced to 5.6% primarily as a result of the redemption. As a result of those efforts, annual interest expense and preferred stock dividends have been reduced by over $70 million since the beginning of 1988. Unless interest rates fall further it will be difficult to improve from those levels; however, all opportunities will be pursued aggressively.

     The company uses short-term, unsecured notes, usually commercial paper, to finance certain refundings and for other corporate purposes. There was $29 million and $152 million of commercial paper outstanding at December 31, 1995 and 1994, respectively, at weighted average interest rates of 6.1% and 5.8%, respectively.

     The company also has a revolving credit agreement with certain banks that provides for borrowing up to $200 million until July 31, 1997. There were no amounts outstanding under this agreement at December 31, 1995 and 1994.

Results of Operations
                                                                  1995   1994
                                                                  over   over
                                                                  1994   1993
                                 1995        1994        1993    Change Change
(Thousands, except per share amounts)
Operating revenues            $2,009,541  $1,898,855  $1,800,149    6%    5%
Operating income                $337,363    $322,684    $300,656    5%    7%
Earnings available for
  common stock                  $177,969    $168,698    $145,390    5%   16%
Average shares outstanding        71,503      71,254      69,990    -%    2%
Earnings per share                 $2.49       $2.37       $2.08    5%   14%
Earnings per share excluding
  one-time charges                 $2.49       $2.49       $2.33    -%    7%
Dividends per share                $1.40       $2.00       $2.18  (30%)  (8%)


Earnings per Share

     Earnings per share for 1995 were 12 cents higher than in 1994, an increase of 5%. In 1994, earnings per share increased 29 cents, 14% higher than 1993's earnings. However, certain one-time charges that were recorded in 1994 and 1993 should be excluded to better compare earnings per share. Those charges are the 1993 production-cost penalty that lowered 1994 earnings by 12 cents per share and the corporate restructuring that reduced 1993 earnings by 25 cents per share (see Note 6). Without the one-time charges there was no change in earnings per share comparing 1995 and 1994 and there was a 16 cent increase comparing 1994 and 1993. The earnings per share explanations that follow exclude those one-time charges.

     Higher operating income added six cents to earnings per share in 1995. Higher electric and natural gas prices contributed eight cents to this increase and higher profits on wholesale electric sales added five cents. In addition, the company's efforts to control operating costs helped increase earnings by two cents per share. Those increases were partly offset by a nine cent decrease in earnings per share because of higher maintenance expenses, which includes storm-related costs.

     In addition to that six cent increase, lower interest charges in 1995, primarily due to the refinancing and retirement of debt, contributed six cents to earnings per share. Those increases were offset by an 11 cent charge to earnings per share resulting from a decrease in other income and deductions, mostly due to higher losses incurred by the company's diversified operations.




     In 1994 higher operating income increased earnings per share by 18 cents. That increase resulted from a combination of factors. Lower operating and maintenance expenses due to cost controls and a reduction in the workforce increased earnings by 26 cents per share. Earnings per share also rose in 1994 because lower electric retail sales in 1993, before the effective date of the modified revenue decoupling mechanism (RDM), reduced 1993 earnings by nine cents per share. Those increases were partially offset by a reduction in DSM rewards that lowered earnings per share by 13 cents.

       A decrease in other income and deductions, primarily due to losses incurred by the company's diversified operations, reduced 1994 earnings by five cents per share. Lower interest charges in 1994, primarily due to the refinancing and retirement of debt, added five cents to earnings per share, offsetting the decrease.


Interest Expense

     Interest expense (before the reduction for allowance for borrowed funds used during construction) decreased $9 million in 1995 and decreased $6 million in 1994. The decreases in both years were primarily due to the refinancing and retirement of certain issues of long-term debt.


Dividends per Share

     Dividends per share decreased 30% in 1995 compared to 1994, because the board of directors reduced the quarterly common stock dividend from 55 cents per share to 35 cents per share in October 1994 and dividends remained at 35 cents per share throughout 1995. Dividends per share decreased 8% in 1994 compared to 1993, because of the October 1994 dividend reduction.

Operating Results for the Electric Business Segment
                                                                 1995    1994
                                                                 over    over
                                                                 1994    1993
                               1995        1994         1993    Change  Change
(Thousands)

Retail sales - kilowatt-
  hours(kwh)               13,092,563    13,147,631   13,088,175    -%     -%
Operating revenues         $1,708,297    $1,600,075   $1,527,362    7%     5%
Operating expenses         $1,407,686    $1,306,871   $1,250,000    8%     5%
Operating income             $300,611      $293,204     $277,362    3%     6%


     In 1995 electric retail sales decreased slightly compared to 1994 sales as a result of the sluggish economy in the company's service territory. Although there were significant differences in the weather during 1995 compared to 1994, the overall impact on sales was minimal. Electric retail sales for 1994 were flat compared to 1993 sales.


Operating Revenues: Electric operating revenues for 1995 were $108 million higher than 1994 revenues. Revenues rose $87 million because of increases in electric prices, due to changes in rates effective in August 1995 and 1994, primarily to accommodate increased mandated purchases of NUG power. An increase in sales of electricity to others added $9 million to revenues. Electric revenues for 1994 were reduced by $13 million because of the 1993 production-cost penalty that was recorded in the second quarter of 1994.

     The principal reason for the $73 million increase in 1994 electric operating revenues was the increases in electric prices effective in September 1993 and August 1994 that added $69 million to revenues. The price increases were caused primarily by an increase in mandated purchases of NUG power and by higher federal taxes. The modified RDM increased revenues by $18 million since actual electric sales in 1994 were below the levels forecasted in the company's rate agreement. Higher costs of NUG power, which were billed to customers in part through the fuel adjustment clause, boosted 1994 revenues by $16 million. An increase in sales of electricity to others added $16 million to 1994 revenues due to an increase in interchange sales volume. Those increases were partially offset by a $14 million decrease in DSM rewards, a $15 million decrease in DSM lost revenues recorded and the $13 million reduction in revenues from the 1993 production-cost penalty.

Operating Expenses: The $101 million increase in electric operating expenses in 1995 is primarily attributable to an increase of $76 million in electricity purchased, mostly due to NUG purchases. Higher federal taxes, the result of higher pretax book income, added $16 million to expenses. In addition, maintenance expenses rose $10 million and include storm-related costs.

     Electric operating expenses increased by $57 million in 1994 principally because of an $80 million increase in electricity purchased, primarily for NUG purchases. Federal income taxes rose $17 million in 1994, the result of higher pretax book income. Increased gross receipts and school taxes added another $7 million to expenses. Depreciation expense rose $12 million, compared to 1993. Those increases were partially offset by decreases of $15 million in operating expenses that were mainly due to cost controls and the workforce reduction, and $14 million in fuel used in electric generation (due to reduced generation). Also, expenses were $21 million lower in 1994 because of the restructuring charge recorded in the fourth quarter of 1993.


      Operating Results for the Natural Gas Business Segment
                                                                 1995    1994
                                                                 over    over
                                                                 1994    1993
                         1995           1994          1993      Change  Change
(Thousands)

Deliveries -
  dekatherms (dth)        58,535        58,624        58,046        -%     1%
Operating revenues      $301,244      $298,780      $272,787        1%    10%
Operating expenses      $264,492      $269,300      $249,493       (2%)    8%
Operating income         $36,752       $29,480       $23,294       25%    27%



     Natural gas deliveries for 1995 were almost equal to 1994 deliveries. The sluggish economy in the company's service territory continues to impact sales, which were below expectations. There were significant differences in the weather during 1995 compared to 1994, but the overall impact on sales for the year was minimal. Natural gas deliveries for 1994 were 1% higher than 1993 deliveries due to the addition of new customers, including several large-volume customers.

Operating Revenues: In 1995 natural gas operating revenues increased $2 million, compared to 1994 revenues, primarily as a result of higher natural gas prices that added $3 million to revenues. Changes in rates effective in August 1995 and 1994 were the primary reason for the higher natural gas prices.

     The leading cause for the $26 million increase in 1994 natural gas operating revenues was higher costs of natural gas (billed to customers) that added $16 million to revenues. In addition, rate changes effective in September 1993 and August 1994 added $7 million to revenues. However, since the company had a weather normalization mechanism, $1 million of revenues attributable to colder weather was returned to customers in 1994.

Operating Expenses: The $5 million reduction in natural gas operating expenses in 1995 is due to a combination of factors. Natural gas purchased decreased $12 million mainly because of lower commodity prices. That decrease was partially offset by higher federal income taxes, primarily due to higher pretax book income that added $3 million, and higher depreciation and distribution operation expenses that each added $1 million to operating expenses.

     Natural gas operating expenses rose $20 million in 1994, mainly due to a $20 million increase in natural gas purchased, mostly because of higher commodity prices. Higher federal income taxes, due to higher pretax book income, added $4 million to operating expenses. Increased gross receipts and school taxes added another $1 million to expenses. Depreciation expense rose $2 million compared to 1993. Those increases were partially offset by a $5 million decrease because of the restructuring charge recorded in 1993 and a $1 million decrease in marketing expenses due to improved operations.

Item 8.  Financial statements and supplementary data

                   New York State Electric & Gas Corporation
                          Consolidated Balance Sheets


December 31                                                 1995       1994
-------------------------------------------------------------------------------
                                                               (Thousands)
Assets

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . . $5,090,044  $4,916,960
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    445,256     414,929
 Common . . . . . . . . . . . . . . . . . . . . . . . .    140,686     143,366
                                                        ----------  ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5,675,986   5,475,255
 Less accumulated depreciation. . . . . . . . . . . . .  1,791,625   1,642,653
                                                        ----------  ----------
      Net Utility Plant in Service. . . . . . . . . . .  3,884,361   3,832,602
 Construction work in progress. . . . . . . . . . . . .     79,229     154,723
                                                        ----------  ----------
      Total Utility Plant . . . . . . . . . . . . . . .  3,963,590   3,987,325

Other Property and Investments, Net . . . . . . . . . .     99,633     103,920

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .     11,433      22,322
 Special deposits . . . . . . . . . . . . . . . . . . .      5,785       7,591
 Accounts receivable, net . . . . . . . . . . . . . . .    195,834     155,665
 Fuel, at average cost. . . . . . . . . . . . . . . . .     33,682      49,934
 Materials and supplies, at average cost. . . . . . . .     44,809      47,843
 Prepayments. . . . . . . . . . . . . . . . . . . . . .     31,371      30,441
 Accumulated deferred federal income
    tax benefits, net . . . . . . . . . . . . . . . . .      7,594      11,457
                                                        ----------  ----------

      Total Current Assets. . . . . . . . . . . . . . .    330,508     325,253

Regulatory and Other Assets
 Regulatory assets
    Unfunded future federal income taxes. . . . . . . .    323,446     363,151
    Unamortized debt expense. . . . . . . . . . . . . .     85,023      88,559
    Demand-side management program costs. . . . . . . .     74,824      72,849
    Other regulatory assets . . . . . . . . . . . . . .    206,736     254,446
                                                         ----------   ---------
 Total regulatory assets. . . . . . . . . . . . . . . .    690,029     779,005

 Other assets . . . . . . . . . . . . . . . . . . . . .     30,571      35,182
                                                        ----------  ----------
      Total Regulatory and Other Assets . . . . . . . .    720,600     814,187
                                                        ----------  ----------
      Total Assets. . . . . . . . . . . . . . . . . . . $5,114,331  $5,230,685
                                                        ==========  ==========



The notes on pages 53 through 73 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                           Consolidated Balance Sheets
December 31                                                  1995       1994
------------------------------------------------------------------------------
                                                               (Thousands)
Capitalization and Liabilities

Capitalization
 Common stock equity
      Common stock ($6.66 2/3 par value, 90,000,000
       shares authorized and 71,502,827 shares issued and
       outstanding at December 31, 1995 and 1994) . . .    $476,686   $476,686
      Capital in excess of par value. . . . . . . . . .     842,442    841,624
      Retained earnings . . . . . . . . . . . . . . . .     424,412    346,547
                                                         ---------- ----------
 Total common stock equity. . . . . . . . . . . . . . .   1,743,540  1,664,857
 Preferred stock redeemable solely at the option of
    the company . . . . . . . . . . . . . . . . . . . .     140,500    140,500
 Preferred stock subject to mandatory redemption
    requirements. . . . . . . . . . . . . . . . . . . .      25,000    125,000
 Long-term debt . . . . . . . . . . . . . . . . . . . .   1,581,448  1,651,081
                                                         ---------- ----------
      Total Capitalization. . . . . . . . . . . . . . .   3,490,488  3,581,438
Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .      37,003     36,231
 Current portion of preferred stock . . . . . . . . . .     100,000       -
 Commercial paper . . . . . . . . . . . . . . . . . . .      28,620    151,900
 Accounts payable and accrued liabilities . . . . . . .     117,637    107,356
 Interest accrued . . . . . . . . . . . . . . . . . . .      24,093     25,132
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .      22,231     12,414
 Other. . . . . . . . . . . . . . . . . . . . . . . . .      68,027     82,547
                                                         ---------- ----------
      Total Current Liabilities . . . . . . . . . . . .     397,611    415,580

Regulatory and Other Liabilities
 Regulatory liabilities:
  Deferred income taxes - unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .     128,643    143,285
  Deferred income taxes . . . . . . . . . . . . . . . .     108,605    114,111
  Other regulatory liabilities. . . . . . . . . . . . .      56,729     79,479
                                                         ---------- ----------
 Total regulatory liabilities . . . . . . . . . . . . .     293,977    336,875

 Other liabilities:
  Accumulated deferred investment tax credit. . . . . .     126,032    132,440
  Deferred income taxes - other . . . . . . . . . . . .     617,452    580,939
  Other postretirement benefits . . . . . . . . . . . .      75,683     54,994
  Liability for environmental restoration . . . . . . .      31,800     33,600
  Other . . . . . . . . . . . . . . . . . . . . . . . .      81,288     94,819
                                                         ---------- ----------
 Total other liabilities  . . . . . . . . . . . . . . .     932,255    896,792

      Total Regulatory and Other Liabilities. . . . . .   1,226,232  1,233,667

Commitments and Contingencies . . . . . . . . . . . . .        -          -
                                                         ---------- ----------
      Total Capitalization and Liabilities. . . . . . .  $5,114,331 $5,230,685
                                                         ========== ==========
The notes on pages 53 through 73 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                        Consolidated Statements of Income

Year Ended December 31                         1995       1994       1993
----------------------------------------------------------------------------
                                        (Thousands, except per share amounts)

Operating Revenues
 Electric . . . . . . . . . . . . . . . .  $1,708,297 $1,600,075 $1,527,362
 Natural gas. . . . . . . . . . . . . . .     301,244    298,780    272,787
                                           ---------- ---------- ----------
   Total Operating Revenues . . . . . . .   2,009,541  1,898,855  1,800,149
                                           ---------- ---------- ----------
Operating Expenses
 Fuel used in electric generation . . . .     229,759    231,648    245,283
 Electricity purchased. . . . . . . . . .     318,440    242,352    161,967
 Natural gas purchased. . . . . . . . . .     149,789    161,627    141,635
 Other operating expenses . . . . . . . .     326,922    328,961    349,177
 Restructuring expenses . . . . . . . . .        -          -        26,000
 Maintenance. . . . . . . . . . . . . . .     116,807    106,637    111,757
 Depreciation and amortization. . . . . .     184,770    178,326    164,568
 Federal income taxes . . . . . . . . . .     134,781    115,891     94,144
 Other taxes  . . . . . . . . . . . . . .     210,910    210,729    204,962
                                           ---------- ---------- ----------
Total Operating Expenses. . . . . . . . .   1,672,178  1,576,171  1,499,493
                                           ---------- ---------- ----------
Operating Income. . . . . . . . . . . . .     337,363    322,684    300,656
Other Income and Deductions . . . . . . .     (11,106)     1,053      6,471
                                           ---------- ---------- ----------
Income Before Interest Charges. . . . . .     326,257    323,737    307,127
                                           ---------- ---------- ----------
Interest Charges
 Interest on long-term debt . . . . . . .     115,687    126,083    134,330
 Other interest . . . . . . . . . . . . .      15,232     13,642     11,120
 Allowance for borrowed funds
  used during construction. . . . . . . .      (1,352)    (3,633)    (4,351)
                                           ---------- ---------- ----------
   Interest Charges, Net. . . . . . . . .     129,567    136,092    141,099
                                           ---------- ---------- ----------
Net Income. . . . . . . . . . . . . . . .     196,690    187,645    166,028
Preferred Stock Dividends . . . . . . . .      18,721     18,947     20,638
                                           ---------- ---------- ----------
Earnings Available for Common Stock . . .    $177,969   $168,698   $145,390
                                           ========== ========== ==========
Earnings Per Share. . . . . . . . . . . .       $2.49      $2.37      $2.08
Average Shares Outstanding. . . . . . . .      71,503     71,254     69,990







The notes on pages 53 through 73 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                      Consolidated Statements of Cash Flows

Year Ended December 31                                1995     1994     1993
------------------------------------------------------------------------------
                                                            (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . . $196,690 $187,645 $166,028
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization. . . . . . . . . .  184,770  178,326  164,568
   Deferred fuel and purchased gas. . . . . . . . .   15,022   (1,944) (10,671)
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .   52,362   37,910   51,098
   Restructuring expenses . . . . . . . . . . . . .     -        -      26,000
 Changes in current operating assets and liabilities:
   Accounts receivable excluding accounts
     receivable sold. . . . . . . . . . . . . . . .  (40,169)  25,921  (23,703)
   Accounts receivable sold . . . . . . . . . . . .     -        -      13,800
   Prepayments. . . . . . . . . . . . . . . . . . .     (930)    (349)   7,805
   Inventory. . . . . . . . . . . . . . . . . . . .   19,286    5,924   16,013
   Accounts payable and accrued liabilities . . . .   10,281   (4,125)  15,485
   Taxes accrued. . . . . . . . . . . . . . . . . .    9,817   (6,377)   4,671
   Interest accrued . . . . . . . . . . . . . . . .   (1,039)  (6,216)  (6,342)
 Other, net . . . . . . . . . . . . . . . . . . . .    5,741   33,663  (12,562)
                                                    -------- -------- --------
   Net Cash Provided by Operating Activities. . . .  451,831  450,378  412,190
                                                    -------- -------- --------
Investing Activities
 Utility plant capital expenditures . . . . . . . . (163,401)(246,536)(265,109)
 Proceeds received from governmental and
   other sources. . . . . . . . . . . . . . . . . .    5,621   23,915   22,808
 Expenditures for other property and investments. .   (3,145) (34,482) (16,975)
 Funds restricted for capital expenditures. . . . .    1,324   41,113  (42,437)
                                                    -------- -------- --------
   Net Cash Used in Investing Activities. . . . . . (159,601)(215,990)(301,713)
                                                    -------- -------- --------
Financing Activities
 Issuance of pollution control notes and
   first mortgage bonds . . . . . . . . . . . . . .   37,000  275,000  217,362
 Revolving credit agreement, net. . . . . . . . . .     -     (50,000)  50,000
 Sale of common stock . . . . . . . . . . . . . . .     -      23,386   38,334
 Sale of preferred stock. . . . . . . . . . . . . .     -        -      97,762
 Repayment of pollution control notes,
   first mortgage bonds and preferred
   stock, including premiums. . . . . . . . . . . .  (92,395)(497,450)(326,091)
 Changes in funds set aside for preferred stock
   and first mortgage bond repayments . . . . . . .     -      95,000   (8,904)
 Long-term notes, net . . . . . . . . . . . . . . .   (5,504)  (2,290)   8,393
 Commercial paper, net. . . . . . . . . . . . . . . (123,280) 101,700  (13,900)
 Dividends on common and preferred stock. . . . . . (118,940)(161,676)(173,137)
                                                    -------- -------- --------
   Net Cash Used in Financing Activities. . . . . . (303,119)(216,330)(110,181)
                                                    -------- -------- --------
Net(Decrease)Increase in Cash and Cash Equivalents.  (10,889)  18,058      296
Cash and Cash Equivalents, Beginning of Year. . . .   22,322    4,264    3,968
                                                    -------- -------- --------
Cash and Cash Equivalents, End of Year. . . . . . .  $11,433  $22,322   $4,264
                                                    ======== ======== ========
The notes on pages 53 through 73 are an integral part of the financial statements.


                                 New York State Electric & Gas Corporat             ion
Consolidated Statements of Change in C     ommon Stock Equity
(Thousands, except shares and per shar         e amounts)
                                                 Common Stock        Capital
                                             $6.66 2/3 Par Value    in Excess    Retained
                                              Shares      Amount   of Par Value  Earnings      Total

Balance, January 1, 1993                     69,439,397  $462,929    $796,505   $327,040    $1,586,474
   Net income                                                                    166,028       166,028
   Cash dividends declared:
     Preferred stock (at serial rates)
        Redeemable - optional                                                    (11,085)      (11,085)
                   - mandatory                                                    (9,553)       (9,553)
     Common stock ($2.18 per share)                                             (152,316)     (152,316)
   Issuance of stock:
     Dividend reinvestment and
        stock purchase plan                   1,156,588     7,711      30,699                   38,410
   Amortization of capital stock
     issue expense                                                     (2,261)                  (2,261)
Balance, December 31, 1993                   70,595,985   470,640     824,943    320,114     1,615,697
   Net income                                                                    187,645       187,645
   Cash dividends declared:
     Preferred stock (at serial rates)
        Redeemable - optional                                                     (8,419)       (8,419)
                   - mandatory                                                   (10,528)      (10,528)
     Common stock ($2.00 per share)                                             (142,265)     (142,265)
   Issuance of stock:
     Dividend reinvestment and
        stock purchase plan                     906,842     6,046      17,450                   23,496
   Amortization of capital stock
     issue expense                                                       (769)                    (769)
Balance, December 31, 1994                   71,502,827   476,686     841,624    346,547     1,664,857
   Net income                                                                    196,690       196,690
   Cash dividends declared:
     Preferred stock (at serial rates)
        Redeemable - optional                                                     (8,196)       (8,196)
                   - mandatory                                                   (10,525)      (10,525)
     Common stock ($1.40 per share)                                             (100,104)     (100,104)
   Amortization of capital stock
     issue expense                                                        818                      818
Balance, December 31, 1995                   71,502,827  $476,686    $842,442   $424,412    $1,743,540

The notes on pages 53 through 73 are an integral part of the financial statements.

Notes to Consolidated Financial Statements


1  Significant Accounting Policies

Principles of consolidation

     The consolidated financial statements include the company's wholly-owned subsidiaries, Somerset Railroad Corporation (SRC) and NGE Enterprises, Inc. (NGE).

Estimates

     Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Utility plant

     The cost of repairs and minor replacements is charged to the appropriate operating expense accounts. The cost of renewals and betterments, including indirect costs, is capitalized. The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Depreciation and amortization

     Depreciation expense is determined using straight-line rates, based on the average service lives of groups of depreciable property in service. Depreciation accruals were equivalent to 3.5%, 3.5% and 3.4%, of average depreciable property for 1995, 1994 and 1993, respectively. Amortization expense includes the amortization of certain deferred charges authorized by the Public Service Commission of the State of New York (PSC).

Accounts receivable

     The company has an agreement that expires in November 2000 to sell, with limited recourse, undivided percentage interests in certain of its accounts receivable from customers. The agreement allows the company to receive up to $152 million from the sale of such interests. At December 31, 1995 and 1994, accounts receivable on the consolidated balance sheets are shown net of $152 million of interests in accounts receivable sold. All fees associated with the program are included in other income and deductions on the consolidated statements of income and amounted to approximately $10 million, $7 million and $6 million in 1995, 1994 and 1993, respectively. Accounts receivable on the consolidated balance sheets is also shown net of an allowance for doubtful accounts of $7 million at December 31, 1995 and 1994. Bad debt expense was $18 million, $20 million and $15 million in 1995, 1994 and 1993, respectively.

Income taxes

     The company files a consolidated federal income tax return with SRC and NGE. Deferred income taxes are provided on all temporary differences between financial statement basis and taxable income in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income Taxes. Investment tax credits, which reduce federal income taxes currently payable, are deferred and amortized over the estimated lives of the applicable property.

Regulatory assets and liabilities

     Pursuant to Statement of Financial Accounting Standards No. 71 (Statement 71), Accounting for the Effects of Certain Types of Regulation, the company capitalizes, as regulatory assets, incurred costs that are expected to be recovered in future electric and natural gas rates. The company also records as regulatory liabilities, obligations to customers to refund previously collected revenue or to spend revenue collected from customers on future costs.

     Unfunded future federal income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized debt expense is amortized over the lives of the related debt issues. The other regulatory assets and other regulatory liabilities are amortized over various periods as provided by the company's rate settlement agreements. The company is earning a return on all regulatory assets for which the company has spent funds.

     The company's regulatory assets and liabilities consisted of the following:

December 31                          1995       1995        1994      1994
                                               Liabil-               Liabil-
                                    Assets      ities      Assets     ities
(Thousands)
Unfunded future federal
  income taxes                     $323,446    $128,643   $363,151   $143,285
Deferred income taxes                  -        108,605       -       114,111
Unamortized debt expense             85,023        -        88,559       -
Demand-side management
  program costs                      74,824        -        72,849       -
Non-utility generator (NUG)
  termination agreements             43,847        -        44,079       -
Environmental remediation costs      31,763        -        32,801       -
Other postretirement benefits        21,179        -        10,383       -
Other                               109,947      56,729    167,183     79,479
                                   --------    --------   --------   --------
     Total                         $690,029    $293,977   $779,005   $336,875
                                   ========    ========   ========   ========


     If the company could no longer meet the criteria of Statement 71 for all or a part of its business, the company would have to record as expense or revenue all or a portion of its regulatory assets and liabilities.

Consolidated Statements of Cash Flows

     The company considers all highly liquid investments with a maturity or put date of three months or less when acquired to be cash equivalents. Those investments are included in cash and cash equivalents on the consolidated balance sheets.

     Total income taxes paid were $55 million, $69 million and $27 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     Interest paid, net of amounts capitalized, was $118 million, $132 million and $138 million for the years ended December 31, 1995, 1994 and 1993, respectively.

Reclassifications

     Certain amounts have been reclassified on the consolidated financial statements to conform with the 1995 presentation.

2  Income Taxes

Year ended December 31               1995       1994       1993
(Thousands)
Charged to operations
  Current                          $94,896    $88,623    $34,989
  Deferred, net
    Accelerated depreciation        49,133     51,736     49,580
    Unbilled revenues                4,192     (3,913)     5,073
    Revenue decoupling mechanism    (4,608)     6,870       -
    Alternative minimum tax
     (AMT) credit                    3,479     (4,744)    (3,194)
    Demand-side management              21     (9,048)    13,479
    NUG termination agreement         (330)    (1,313)     6,208
    Nine Mile No. 2 litigation
      proceeds                       1,269       (520)     4,756
    Restructuring expenses            -          -        (6,965)
    Transmission facility
      agreement                      3,482     (2,719)    (7,778)
    Miscellaneous                  (16,725)    (9,049)    (7,646)
  Investment tax credit (ITC)          (28)       (32)     5,642
                                  --------   --------   --------
                                   134,781    115,891     94,144
Included in other income
  Amortization of deferred ITC      (6,380)    (6,006)    (8,892)
  Miscellaneous                    (12,537)    (7,424)       498
                                  --------   --------   --------
    Total                         $115,864   $102,461    $85,750
                                  ========   ========   ========

The company's effective tax rate differed from the statutory rate of 35% due to the following:

Year ended December 31              1995       1994        1993
(Thousands)
Tax expense at statutory rate     $109,396   $101,537    $88,684
Depreciation not normalized         19,774     18,552     16,984
ITC amortization                    (6,186)    (6,006)    (8,892)
Revenue Reconciliation Act
  of 1993, net                       1,455     (3,736)      (631)
Research & Development
  credit                            (5,547)    (1,352)    (5,139)
Cost of removal                     (3,772)    (5,462)    (4,921)
Other, net                             744     (1,072)      (335)
                                  --------   --------   --------
    Total                         $115,864   $102,461    $85,750
                                  ========   ========   ========

The company's deferred tax assets and liabilities consist of the following:

December 31                             1995              1994
(Thousands)

Current Deferred Taxes                 $(7,594)         $(11,457)
                                     ---------           -------
Noncurrent Deferred Taxes
  Depreciation                        $756,386          $740,961
  Unfunded future federal income
    taxes                              128,643           143,285
  Deferred ITC (net of Statement 109)   80,868            86,205
  AMT credit                              (380)          (16,716)
  Other                                 12,363            14,829
                                     ---------         ---------
    Total noncurrent deferred taxes   $977,880          $968,564
                                     ---------         ---------
    Total deferred taxes              $970,286          $957,107
Valuation allowance                      2,852             2,211
                                     ---------         ---------
    Net deferred tax liabilities      $973,138          $959,318
                                     =========         =========

     The company has recorded unfunded future federal income taxes and a corresponding receivable from customers of approximately $323 million and $363 million as of December 31, 1995 and 1994, respectively, primarily representing the cumulative amount of federal income taxes on temporary depreciation differences, which were previously flowed through to customers. Those amounts, including the tax effect of the future revenue requirements, are being amortized over the life of the related depreciable assets concurrent with their recovery in rates.

     The company has less than $1 million of AMT credits that do not expire.

3  Long-Term Debt
At December 31, 1995 and 1994, long-term debt was (Thousands):
First mortgage bonds                                             Amount
 Series                       Due                            1995        1994
 5 5/8%                  Jan.  1, 1997                    $25,000     $25,000
 6 1/4%                  Sept. 1, 1997                     25,000      25,000
 6 1/2%                  Sept. 1, 1998                     30,000      30,000
 7 5/8%                  Nov.  1, 2001                     50,000      50,000
 6 3/4%                  Oct. 15, 2002                    150,000     150,000
 7 1/4%                  June  1, 2006                       -         12,000
 6 7/8%                  Dec.  1, 2006                       -         25,000
 8 5/8%                  Nov.  1, 2007                     37,000      37,000
 9 7/8%                  Feb.  1, 2020                     46,000     100,000
 9 7/8%                  May   1, 2020                    100,000     100,000
 9 7/8%                  Nov.  1, 2020                    100,000     100,000
 8 7/8%                  Nov.  1, 2021                    150,000     150,000
 8.30 %                  Dec. 15, 2022                    100,000     100,000
 7.55 %                  Apr.  1, 2023                     50,000      50,000
 7.45 %                  July 15, 2023                    100,000     100,000
                                                       ----------  ----------
    Total first mortgage bonds                            963,000   1,054,000
                                                       ----------  ----------
Pollution control notes
Interest    Maturity     Interest Rate    Letter of Credit
  Rate        Date       Adjustment Date  Expiration Date
 6.0 %    June  1, 2006          -               -         12,000        -
 5.90%    Dec.  1, 2006          -               -         25,000        -
 4.65%(1) Mar. 15, 2015   Mar. 15, 1996   Mar. 31, 1997    60,000      60,000
 3.85%(1) Oct. 15, 2015   Oct. 15, 1996   Oct. 31, 1997    30,000      30,000
 3.65%(1) Dec.  1, 2015   Dec.  1, 1996   Dec. 15, 1997    42,000      42,000
 6.15%    July  1, 2026          -               -         65,000      65,000
 5.95%    Dec.  1, 2027          -               -         34,000      34,000
 5.70%    Dec.  1, 2028          -               -         70,000      70,000
 Var.%(2) Feb.  1, 2029       Various     Feb. 23, 1997    37,500      37,500
 Var.%(2) June  1, 2029       Various     June 15, 1997    63,500      63,500
 Var.%(2) Oct.  1, 2029       Various     Oct. 25, 1997    74,000      74,000
 6.05%    Apr.  1, 2034          -               -        100,000     100,000
                                                       ----------  ----------
    Total pollution control notes                         613,000     576,000
                                                       ----------  ----------
Long-term notes due December 31, 1998                      31,000      34,000
Various long-term notes                                     5,501      11,806
Obligations under capital leases                           14,799      21,423
Unamortized premium and discount on debt, net              (8,849)     (9,917)
                                                       ----------  ----------
                                                        1,618,451   1,687,312
Less: debt due within one year - included
      in current liabilities                               37,003      36,231
                                                       ----------  ----------
    Total                                              $1,581,448  $1,651,081
                                                       ==========  ==========

     At December 31, 1995, long-term debt and capital lease payments that will become due during the next five years are:

  1996        1997           1998          1999           2000
                         (Thousands)
$37,003      $53,887       $62,314         $774           $322

     The company's mortgage provides for a sinking and improvement fund. This provision requires the company to make an annual cash deposit with the Trustee equivalent to 1% of the principal amount of all bonds delivered and authenticated by the Trustee prior to January 1 of that year (excluding any bonds issued on the basis of the retirement of bonds). The company satisfied the requirement by depositing $23 million in cash in both 1995 and 1996. The funds were used to redeem, at par, $23 million of 9 7/8% Series first mortgage bonds, due February 2020.

     The company's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all utility plant.

(1) Adjustable rate pollution control notes totaling the principal amount of $132 million were issued to secure like amounts of tax-exempt adjustable rate pollution control revenue bonds (Adjustable Rate Revenue Bonds) issued by a governmental authority. The Adjustable Rate Revenue Bonds bear interest at the rate indicated through the date preceding the interest rate adjustment date. The adjustable rate pollution control notes bear interest at the same rate as the Adjustable Rate Revenue Bonds. On the interest rate adjustment date and annually thereafter, the interest rate will be adjusted, not to exceed a rate of 15%, or at the option of the company, subject to certain conditions, a fixed rate of interest, not to exceed 18%, may become effective. Bond owners may elect, subject to certain conditions, to have their Adjustable Rate Revenue Bonds purchased by the Trustee.

(2) Multi-mode pollution control notes totaling the principal amount of $175 million were issued to secure like amounts of tax-exempt multi-mode pollution control refunding revenue bonds (Multi-mode Revenue Bonds) issued by a governmental authority. The Multi-mode Revenue Bonds have a structure that enables the company to optimize the use of short-term rates by allowing for the interest rates to be based on a daily rate, a weekly rate, a commercial paper rate or an auction rate. The structure also provides flexibility to convert the interest rates to term rates or fixed rates, in the event that it is in the company's best interest to do so. The multi-mode pollution control notes bear interest at the same rates as the Multi-mode Revenue Bonds. Bond owners may elect, while the Multi-mode Revenue Bonds bear interest at a daily rate or a weekly rate, to have their Multi-mode Revenue Bonds purchased by the Registrar and Paying Agent. The maturity date of the Multi-mode Revenue Bonds due February 1, 2029, June 1, 2029, and October 1, 2029, can be extended, subject to certain conditions, to a date not later than February 1, 2034, June 1, 2034, and April 1, 2034, respectively. At December 31, 1995, the multi-mode pollution control notes bore interest at the daily rate. The weighted average interest rate for all three series was 3.7%, excluding letter of credit fees, for the year ended December 31, 1995.

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

4  Preferred Stock

At December 31, 1995 and 1994, serial cumulative preferred stock was:
                                                Shares
            Par Value                        Authorized
                Per        Redeemable            and              Amount
Series         Share  Prior to   Per Share   Outstanding(1)  1995        1994
(Thousands)
Redeemable solely at the option of the company:
3.75%          $100                $104.00       150,000   $15,000     $15,000
4 1/2%(1949)    100                 103.75        40,000     4,000       4,000
4.15%           100                 101.00        40,000     4,000       4,000
4.40%           100                 102.00        75,000     7,500       7,500
4.15% (1954)    100                 102.00        50,000     5,000       5,000
6.48%           100                 102.00       300,000    30,000      30,000
7.40% (2)        25    12/1/98       26.85     1,000,000    25,000      25,000
                       Thereafter    25.00
Adjustable
 Rate (3)        25    12/1/98       27.50     2,000,000    50,000      50,000
                       Thereafter    25.00
                                                          --------    --------
       Total                                              $140,500    $140,500
                                                          ========    ========
Subject to mandatory redemption requirements:

6.30% (4)       100     1/1/97      104.41       250,000   $25,000     $25,000
8.95% (5)        25     1/1/97       26.49     4,000,000   100,000     100,000
                                                          --------    --------
       Total                                              $125,000    $125,000
                                                          ========    ========
At December 31, 1995, preferred stock redemptions and annual redeemable preferred stock sinking fund requirements for the next five years are $100 million in 1996 and zero in the years 1997 through 2000.

(1) At December 31, 1995, and after giving effect to the redemption referred to in (5) below, there were 1,550,000 shares of $100 par value preferred stock, 7,800,000 shares of $25 par value preferred stock and 1,000,000 shares of $100 par value preference stock authorized but unissued.

(2) The company is restricted in its ability to redeem this Series prior to December 1, 1998.

(3) The payment on this Series, for April 1, 1996, is at an annual rate of 5.03% and subsequent payments can vary from an annual rate of 4% to 10%, based on a formula included in the company's Certificate of Incorporation. The company is restricted in its ability to redeem this Series prior to December 1, 1998.

(4) On January 1 in each year 2004 through 2008, the company must redeem 12,500 shares at par, and on January 1, 2009, the company must redeem the balance of the shares at par. This Series is redeemable at the option of the company at $104.41 per share prior to January 1, 1997. The $104.41 price will be reduced annually by 63 cents for the years ending 1997 through 2002; thereafter, the redemption price is $100.00. The company is restricted in its ability to redeem this Series prior to January 1, 2004.

(5) Redeemed January 1, 1996.

Dividend Limitations: After dividends on all outstanding preferred stock have been paid, or declared, and funds set apart for their payment, the common stock is entitled to cash dividends as may be declared by the board of directors out of retained earnings accumulated since December 31, 1946. Common stock dividends are limited if common stock equity (48% at December 31, 1995) falls below 25% of total capitalization, as defined in the company's Certificate of Incorporation. Dividends on common stock cannot be paid unless sinking fund requirements of the preferred stock are met. The company has not been restricted in the payment of dividends on common stock by these provisions. Retained earnings accumulated since December 31, 1946, were approximately $424 million and $347 million as of December 31, 1995 and 1994, respectively.


5 Bank Loans and Other Borrowings

     The company has a revolving credit agreement with certain banks that provides for borrowing up to $200 million to July 31, 1997. At the option of the company, the interest rate on borrowings is related to the prime rate, the London Interbank Offered Rate (LIBOR) or the interest rate applicable to certain certificates of deposit. The agreement also provides for the payment of a commitment fee that can fluctuate from .10% to .25% depending upon the ratings of the company's first mortgage bonds. The commitment fee was .125% at December 31, 1995 and .1875% at December 31, 1994 and 1993.

     The revolving credit agreement does not require compensating balances. The company did not have any outstanding loans under the revolving credit agreement at December 31, 1995 or 1994.

     The company uses short-term unsecured notes, usually commercial paper, to finance certain refundings and for other corporate purposes. The weighted average interest rates on commercial paper balances at December 31, 1995, 1994 and 1993 were 6.1%, 5.8% and 3.5%, respectively.
6  Restructuring

     In the fourth quarter of 1993 the company recorded a $26 million charge for a corporate restructuring that reorganized the way the company delivers services to its electric and natural gas customers beginning in March 1994. As part of the restructuring, 384 employees accepted a voluntary early retirement program and another 258 employees were involuntarily severed for a total workforce reduction of 642. The $26 million restructuring charge, which included $20 million for the early retirement program, reduced 1993 earnings available for common stock by approximately $17 million or 25 cents per share.


7  Retirement Benefits

Pensions

     The company has a noncontributory retirement annuity plan that covers substantially all employees. Benefits are based principally on the employee's length of service and compensation for the five highest paid consecutive years during the last 10 years of service. It is the company's policy to fund pension costs accrued each year to the extent deductible for federal income tax purposes.

     Effective January 1, 1993, the retirement benefit plans for hourly and salaried employees were combined into one plan.
Combining the two plans did not affect benefit levels.

Net pension benefit included the following components:

Year ended December 31           1995      1994       1993
(Thousands)
Service cost:  Benefits
  earned during the year       $16,391   $17,637    $17,688
Interest cost on projected
  benefit obligation            45,400    43,328     40,710
Actual return on plan assets  (185,816)  (17,409)   (77,129)
Net amortization and deferral  111,209   (48,824)    12,989
                              ---------  ---------  ---------
   Net pension (benefit)      $(12,816)  $(5,268)   $(5,742)
                              =========  =========  =========

The funded status of the plan was:
December 31                                    1995       1994
(Thousands)
Actuarial present value of accumulated
   benefit obligation:

   Vested                                    $450,857   $410,732
   Nonvested                                   53,837     38,176
                                             --------   --------
     Total                                   $504,694   $448,908
                                             ========   ========

Fair value of plan assets                   $(888,190) $(733,661)
Actuarial present value of
  projected benefit obligation (PBO)          661,138    597,398
                                             --------   --------
Plan assets in excess of PBO                 (227,052)  (136,263)
Unrecognized net transition asset              59,136     66,374
Unrecognized net gain                         178,927     92,851
Unrecognized prior service cost                (9,931)    (9,066)
                                             --------   --------
     Net pension liability                     $1,080    $13,896
                                             ========   ========
Assumptions used to determine
   actuarial valuations:

   Discount rate used to determine PBO           7.0%      7.75%
   Rate of compensation increase
     used to determine PBO                      4.75%       5.5%
   Long-term rate of return on plan
     assets for net pension benefit              8.0%       8.0%

     Plan assets primarily consist of domestic and international equity securities; U.S. agency, corporate and Treasury bonds; and cash equivalents.

Postretirement benefits other than pensions

     The company has postretirement benefit plans, such as a comprehensive health insurance plan and a prescription drug plan, that provide certain benefits for retired employees and their dependents. Substantially all of the company's employees who retire under the company's pension plan may become eligible for those benefits at retirement. The postretirement benefit plans were unfunded as of December 31, 1995 and 1994.

     In January 1993 the company adopted Statement of Financial Accounting Standards No. 106 (Statement 106), Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires the company to accrue a liability for estimated future postretirement benefits during an employee's working career rather than recognize an expense when benefits are paid. At the time of adoption, the actuarially determined accumulated postretirement benefit obligation (APBO) was $207 million. The company elected to recognize the APBO over 20 years.

     In September 1993 the PSC issued a Statement of Policy concerning the accounting and ratemaking treatment for pensions and postretirement benefits other than pensions (PSC Policy). The PSC Policy was effective January 1993, adopted Statement 106 for accounting and ratemaking purposes, and complies with generally accepted accounting principles.

     The net periodic postretirement benefits cost other than pensions recognized on the income statements for 1995, 1994 and 1993 (below) represent the portion of Statement 106 costs that the company has been allowed to collect from its customers. The company has deferred $21 million and $10 million of Statement 106 costs as of December 31, 1995 and 1994, respectively. The company expects to recover any deferred Statement 106 amounts by the year 2000.

     Net postretirement benefits cost other than pensions included the following components:

Year ended December 31                   1995     1994     1993
(Thousands)
Service cost: Benefits accumulated
               during the year          $5,412   $7,050   $6,888
Interest cost on accumulated
  postretirement benefit obligation     15,228   15,903   16,304
Amortization of transition obligation
  over 20 years                         10,330   10,330   10,330
Amortization of (gain) loss             (4,575)       2     -
Deferral for future recovery            (7,742) (18,757) (22,095)
                                       -------  -------  -------
         Net periodic postretirement
         benefits cost                 $18,653  $14,528  $11,427
                                       =======  =======  =======

     The status of the plans for postretirement benefits other than pensions, as reflected in the company's consolidated balance sheets, was as follows:

December 31                                     1995      1994
(Thousands)
Accumulated postretirement benefit
  obligation (APBO):
     Retired employees                        $114,383  $112,311
     Fully eligible active plan
       participants                             15,214     7,774
     Other active plan employees               106,689    92,464
                                              --------  --------
         Total APBO                            236,286   212,549
Less unrecognized transition
  obligation                                   175,608   185,937
Less unrecognized net gain                     (15,005)  (28,382)
                                              --------  --------
         Accrued postretirement liability      $75,683   $54,994
                                              ========  ========

    A 10% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1996, gradually decreasing to 5% by the year 2003. Increasing the assumed health care cost trend rates by 1% in each year would increase the APBO as of January 1, 1996, by $39 million and increase the aggregate of the service cost and interest cost components of the net postretirement benefits cost for 1995 by $4 million. Discount rates of 7% and 7.75% were used to determine the APBO in 1995 and 1994, respectively.


8  Jointly-Owned Generating Stations

Nine Mile Point Unit 2

     The company has an undivided 18% interest in the output and costs of the Nine Mile Point nuclear generating unit No. 2
(NMP2), which is operated by Niagara Mohawk Power Corporation (Niagara Mohawk). Ownership of NMP2 is shared with Niagara Mohawk 41%, Long Island Lighting Company 18%, Rochester Gas and Electric Corporation 14% and Central Hudson Gas & Electric Corporation 9%. The company's share of the rated capability is 206,000 kilowatts. The company's net utility plant investment, excluding nuclear fuel, was approximately $625 million and $638 million, at December 31, 1995 and 1994, respectively. The accumulated provision for depreciation was approximately $129 million and $120 million, at December 31, 1995 and 1994, respectively. The company's share of operating expenses is included in the consolidated statements of income.

Nuclear insurance

     Niagara Mohawk maintains public liability and property insurance for NMP2. The company reimburses Niagara Mohawk for its 18% share of those costs.

     The public liability limit for a nuclear incident is approximately $8.3 billion. Should losses stemming from a nuclear incident exceed the commercially available public liability insurance, each licensee of a nuclear facility would be liable for up to $76 million per incident, payable at a rate not to exceed $10 million per year. The company's maximum liability for its 18% interest in NMP2 would be approximately $14 million per incident. The $76 million assessment is subject to periodic inflation indexing and a 5% surcharge should funds prove insufficient to pay claims associated with a nuclear incident. The Price-Anderson Act also requires indemnification for precautionary evacuations whether or not a nuclear incident actually occurs.

     Niagara Mohawk has procured property insurance for NMP2 aggregating approximately $2.8 billion through the Nuclear Insurance Pools and the Nuclear Electric Insurance Limited
(NEIL). In addition, the company has purchased NEIL insurance coverage for the extra expense incurred in purchasing replacement power during prolonged accidental outages. Under NEIL programs, should losses resulting from an incident at a member facility exceed the accumulated reserves of NEIL, each member, including the company, would be liable for its share of the deficiency.
The company's maximum liability per incident under the property damage and replacement power coverages is approximately
$3 million.

Nuclear plant decommissioning costs

     In December 1995 Niagara Mohawk advised the company that a new decommissioning study for NMP2 (study) had been completed. The study's estimate of the cost to decommission NMP2 is significantly higher than previous estimates, primarily due to the inclusion of additional categories of costs such as fuel dry storage and property taxes. Based on the results of the study, the company's 18% share of the cost to decommission NMP2 is $145 million in 1996 dollars ($422 million in 2026 when NMP2's operating license will expire). The estimated annual contribution needed to cover the company's share of costs as outlined in the study is approximately $4 million.

     The company's estimated liability for decommissioning NMP2 using the Nuclear Regulatory Commission's (NRC) minimum funding requirement is approximately $78 million in 1996 dollars. The company's electric rates currently include an annual allowance for decommissioning of $2 million which approximates the NRC's minimum funding requirement. Decommissioning costs are charged to depreciation and amortization expense and are recovered over the expected life of the plant. The company expects to use the new study in the future as a basis for increasing the amount recoverable in rates for decommissioning and believes that any increase in decommissioning costs will ultimately be recovered in rates.

     The company has established a Qualified Fund under applicable provisions of the federal tax law and to comply with NRC funding regulations. The balance in the fund, including reinvested earnings, was approximately $9 million and $7 million at December 31, 1995 and 1994, respectively. Those amounts are included on the consolidated balance sheets in other property and investments, net. The related liability for decommissioning is included in other liabilities - other. At December 31, 1995, the external trust fund investments were classified as available-for-sale, and their carrying value approximated fair value.

     In 1996 the Financial Accounting Standards Board is expected to issue an exposure draft, Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets. The exposure draft is expected to require companies to fully recognize the estimated decommissioning costs based on discounted cash flows of future liabilities. Using the new study, the estimated liability that the company would have to recognize on its balance sheet to comply with the expected exposure draft guidelines is approximately $70 million.

Homer City

     The company has an undivided 50% interest in the output and costs of the Homer City Generating Station, which is comprised of three generating units. The station is owned with Pennsylvania Electric Company, which operates the facility. The company's share of the rated capability is 944,000 kilowatts and its net utility plant investment was approximately $276 million and $265 million at December 31, 1995 and 1994, respectively. The accumulated provision for depreciation was approximately
$168 million and $153 million, at December 31, 1995 and 1994, respectively. The company's share of operating expenses is included in the consolidated statements of income.

9  Commitments

Capital expenditures

     The company has substantial commitments in connection with its capital expenditure program and estimates that expenditures for 1996, 1997 and 1998 will approximate $215 million, $200 million and $168 million, respectively. The program is subject to periodic review and revision. Actual capital expenditures may change to reflect the imposition of additional regulatory requirements and the company's continued focus on minimizing capital expenditures. Capital expenditures will be primarily for extension of service, necessary improvements at existing facilities, the natural gas storage project, compliance with the Clean Air Act Amendments of 1990 (1990 Amendments) and other environmental requirements.

     The 1990 Amendments will result in expenditures of approximately $187 million, on a present value basis, over a 25-year period, for all capital and operating and maintenance expenses related to the reduction of sulfur dioxide and nitrogen oxides at several of the company's coal-fired generating stations, of which $115 million had been incurred as of December 31, 1995. The cost to comply with the 1990 Amendments could be significantly higher as a result of proposed U.S. Environmental Protection Agency (EPA) regulations regarding nitrogen oxide emissions. In addition, as a result of solid waste disposal legislation and regulations in Pennsylvania, the company will incur approximately $24 million, on a present value basis, of additional costs over the next 30 years at the Homer City Generating Station. The majority of those costs will be incurred to install synthetic lining at the present ash disposal area.

Non-utility generator power purchase contracts

     During 1995, 1994 and 1993 the company expensed approximately $284 million, $214 million and $138 million, respectively,for NUG power, including termination costs. The company estimates that NUG power purchases, excluding termination costs, will total $324 million in 1996, $333 million in 1997 and $345 million in 1998.

10  Environmental Liability

     The company has been notified by the EPA and the New York State Department of Environmental Conservation (NYSDEC), as appropriate, that it is among the potentially responsible parties
(PRPs) who may be liable to pay for costs incurred to remediate certain hazardous substances at nine waste sites, not including the company's inactive gas manufacturing sites, which are discussed below. With respect to the nine sites, seven sites are included in the New York State Registry of Inactive Hazardous Waste Sites (New York State Registry) and two of the sites are also included on the National Priorities list.

     Any liability may be joint and several for certain of those sites. The company has recorded a liability of $1 million related to six of the nine sites, which is reflected in the company's consolidated balance sheets at December 31, 1995. However, the company has notified the EPA and the NYSDEC, as appropriate, that it has no responsibility at two of the six sites. The ultimate cost to remediate the sites may be significantly more than the estimated amount and will be dependent on such factors as the remedial action plan selected, the extent of site contamination and the portion attributed to the company. For two of the three remaining sites, the company believes it has no responsibility and has notified the EPA and the NYSDEC, as appropriate. The company has already incurred expenditures related to the remediation at the one remaining site.

     A regulatory asset of $2 million has also been recorded, of which $1 million relates to costs that have already been incurred. Since the PSC has allowed the company to recover in rates remediation costs for certain of the sites, there is a reasonable basis to conclude that the company will be permitted to recover in rates any remediation costs that it may incur for the nine sites.

     The estimated liability of $1 million was derived by multiplying the total estimated cost to clean up a particular site by the related company contribution factor. The estimated liability is not discounted and does not include any unasserted claims. Estimates of the total cleanup costs were determined by using information related to a particular site, such as investigations performed to date at a site, or from the data released by a regulatory agency. In addition, the estimate was based on currently available facts, existing technology and presently enacted laws and regulations. The contribution factor is calculated using either the company's percentage share of the total PRPs named, which assumes all PRPs will contribute equally, or the company's estimated percentage share of the total hazardous wastes disposed of at a particular site, or by using a 1% contribution factor for those sites at which it believes that it has contributed a minimal amount of hazardous wastes. The company has notified its former and current insurance carriers that it seeks to recover from them certain of the cleanup costs. However, the company is unable to predict the amount of insurance recoveries, if any, that it may obtain.

     The company has liability at eight inactive gas manufacturing sites listed in the New York State Registry. In March 1994 the company entered into an Order on Consent with the NYSDEC requiring the company to investigate and, where necessary, remediate 33 of the company's 38 known inactive gas manufacturing sites. The company has a program to investigate and perform necessary remediation at its known inactive gas manufacturing sites. Expenditures through the year 2009 are estimated at $31 million, including the impact of the Order on Consent. That estimate was determined by using the company's experience and knowledge related to the sites as a result of the investigation and remediation that the company has performed to date. It could change materially based on facts and circumstances derived from site investigations, changes in required remedial action, changes in technology relating to remedial alternatives and changes in presently enacted laws and regulations. The liability to investigate and perform remediation, as necessary, at the known inactive gas manufacturing sites, is reflected in the company's consolidated balance sheets at December 31, 1995 and 1994 in the amounts of $31 million and $33 million, respectively. The company also has recorded a corresponding regulatory asset, since it expects to recover such expenditures in rates, as the company has previously been allowed by the PSC to recover such costs in rates. The company has notified its former and current insurance carriers that it seeks to recover from them certain of the cleanup costs. However, the company is unable to predict the amount of insurance recoveries, if any, that it may obtain.


11  Diversified Operations

     In April 1992 the PSC issued an order allowing the company to invest up to 5% of its consolidated capitalization (approximately $175 million at December 31, 1995) in one or more subsidiaries that may engage or invest in energy-related or environmental-services businesses and provide related services.

    The company has been making investments in unregulated companies through its wholly owned subsidiary, NGE Enterprises, Inc. (NGE). NGE owns two unregulated businesses - EnerSoft
Corporation and XENERGY, Inc.

     As of December 31, 1995 and 1994, the company had invested approximately $54 million and $47 million, respectively, in NGE to finance its diversified investments. The majority of the investment is included in other property and investments, net on the consolidated balance sheets. NGE's total liabilities and capitalization at December 31, 1995 and 1994 was approximately $48 million and $52 million, respectively. For the years ended December 31, 1995, 1994 and 1993, NGE incurred net losses of $12 million, $6 million and $1 million, respectively, which are included in other income and deductions on the consolidated statements of income.


12  Fair Value of Financial Instruments

     Certain of the company's financial instruments had carrying amounts and estimated fair values (based on the quoted market prices for the same or similar issues of the same remaining maturities) as follows:

December 31                    1995      1995        1994      1994
                             Carrying  Estimated   Carrying  Estimated
                              Amount   Fair Value   Amount   Fair Value
(Thousands)
Preferred stock subject
 to mandatory redemption
 requirements                $125,000    $130,085   $125,000   $127,875
First mortgage bonds         $954,151  $1,025,696 $1,044,083 $1,010,239
Pollution control notes      $613,000    $617,446   $576,000   $484,005

     The carrying amount for the following items approximates estimated fair value because of the short maturity (within one year) of those instruments: cash and cash equivalents, commercial paper and interest accrued.

     Special deposits include restricted funds that are set aside for preferred stock and long-term debt redemptions, and also include restricted funds that are used to finance a portion of the costs incurred in the construction of certain solid waste disposal and other related facilities. The carrying amount approximates fair value because the special deposits have been invested in securities with a short-term maturity (within one year).

13  Industry Segment Information
     Certain information pertaining to the electric and natural gas operations of the company follows:

                    1995     1995       1994     1994        1993     1993
                            Natural             Natural              Natural
                  Electric    Gas     Electric    Gas      Electric    Gas
(Thousands)
Operating
  Revenues       $1,708,297 $301,244 $1,600,075 $298,780  $1,527,362  $272,787
  Income before
    income taxes   $421,328  $50,816   $397,747  $40,828    $364,406   $30,394
Depreciation and
  amortization     $172,831  $11,939   $167,484  $10,842    $155,231    $9,337
Capital
  expenditures     $113,539  $45,142   $183,910  $40,396    $208,576   $36,453
Identifiable
  assets*        $4,525,541 $493,537 $4,631,511 $486,075  $4,627,905  $458,596

 * Assets used in electric, natural gas and unregulated operations not included above were $95,253, $113,099 and $201,457 at December 31, 1995, 1994
and 1993, respectively. They consist primarily of cash and cash equivalents, special deposits, prepayments and subsidiaries' assets.
       14  Quarterly Financial Information (Unaudited)

Quarter ended             March 31       June 30      Sept.30      Dec. 31
(Thousands, except per share amounts)
1995
Operating revenues        $571,910      $439,916     $464,694     $533,021
Operating income          $110,756       $60,893      $76,600      $89,114
Net income                 $75,584       $24,630      $43,503      $52,973
Earnings available
  for common stock         $70,825       $19,914      $38,878      $48,352
Earnings per share            $.99          $.28         $.54         $.68
Dividends per share           $.35          $.35         $.35         $.35
Average shares outstanding  71,503        71,503       71,503       71,503
Common stock price*
  High                      $21.75        $24.00       $26.75       $26.38
  Low                       $19.00        $21.25       $22.50       $24.75

1994
Operating revenues        $565,167      $388,639(1)  $432,451     $512,598
Operating income          $119,990       $47,784      $63,351      $91,559
Net income                 $84,693       $12,395(1)   $30,953      $59,604
Earnings available
  for common stock         $79,834        $7,745      $26,251      $54,868
Earnings per share           $1.13          $.11(1)      $.37         $.77
Dividends per share           $.55          $.55         $.55         $.35
Average shares outstanding  70,801        71,214       71,490       71,503
Common stock price*
  High                      $30.50        $27.88       $25.88       $19.75
  Low                       $26.50        $23.25       $18.38       $17.75

(1) Second quarter 1994 results include the company's change in estimate for the 1993 production-cost penalty of $13 million or 12 cents per share.

 * The company's common stock is listed on the New York Stock Exchange. The number of shareholders of record at December 31, 1995, was 50,576.

                     REPORT OF INDEPENDENT ACCOUNTANTS

                          _______________________


To the Stockholders and Board of Directors,
New York State Electric & Gas Corporation and Subsidiaries
Ithaca, New York


We have audited the consolidated financial statements and the financial statement schedule of New York State Electric & Gas Corporation and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York State Electric & Gas Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 7 to the consolidated financial statements, the Company and Subsidiaries changed its method of accounting for postretirement benefits other than pensions in 1993.


                                      COOPERS & LYBRAND L.L.P.

New York, New York
January 26, 1996

                            NEW YORK STATE ELECTRIC & GAS CORPORATION

                   SCHEDULE II - Consolidated Valuation and Qualifying Accounts
                                      (Thousands of Dollars)

     Years Ended December 31, 1995, 1994 and 1993
                                Beginning                                               End
     Classification             of Year    Additions    Write-offs (a)   Adjustments    of Year  (b)

     1995
       Allowance for Doubtful
          Accounts - Accounts
          Receivable           $7,198      $ 17,891       $(18,304)         $ -          $6,785
       Deferred Tax Asset
          Valuation Allowance  $2,211      $    641       $   -             $ -          $2,852


     1994
       Allowance for Doubtful
          Accounts - Accounts
          Receivable           $4,000       $19,594       $(16,894)         $498 (c)     $7,198
       Deferred Tax Asset
          Valuation Allowance  $  663       $ 1,548       $   -             $ -          $2,211


     1993
       Allowance for Doubtful
          Accounts - Accounts
          Receivable           $1,900       $15,306       $(13,206)         $ -          $4,000
       Deferred Tax Asset
          Valuation Allowance  $1,800       $   -         $ (1,137)         $ -          $  663

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

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure - None

                                     PART III

Item 10.  Directors and executive officers of the Registrant

     Incorporated herein by reference to the information under the caption "Election of Directors" and "Section 16 Compliance" in the Company's Proxy Statement dated March 29, 1996. The information regarding executive officers is on pages 24-25 of this report.

Item 11.  Executive compensation

     Incorporated herein by reference to the information under the captions "Executive Compensation," "Employment and Change in Control Arrangements," "Directors' Compensation," "Report of Executive Compensation and Succession Committee on Executive Compensation" and "Stock Performance Graph" in the Company's Proxy Statement dated March 29, 1996.

Item 12.  Security ownership of certain beneficial owners and management

     Incorporated herein by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated March 29, 1996.

Item 13.  Certain relationships and related transactions

     Incorporated herein by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement dated March 29, 1996.

                                     PART IV

Item 14.  Exhibits, financial statement schedules, and reports on Form 8-K

(a)  The following documents are filed as part of this report:

 1.  Financial statements
     Included in Part II of this report:
     a)   Consolidated Balance Sheets as of December 31, 1995 and 1994
     b)   For the three years ended December 31, 1995:
          Consolidated Statements of Income
          Consolidated Statements of Cash Flows
          Consolidated Statements of Changes in Common Stock Equity
     c)   Notes to Consolidated Financial Statements
     d)   Report of Independent Accountants
 2.  Financial statement schedules
     Included in Part II of this report:
     For the three years ended December 31, 1995:
         II. Consolidated Valuation and Qualifying Accounts

     Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Consolidated Financial Statements or notes thereto.

3.  Exhibits
(a)(1)   The following exhibits are delivered with this report:

  Exhibit No.
 (A) 10-15 - Retirement Plan for Directors Amendment No. 2.
 (A) 10-29 - Supplemental Executive Retirement Plan Amendment
             No. 11.
 (A) 10-36 - Annual Executive Incentive Plan.
 (A) 10-42 - Performance Share Plan Amendment No. 5.
 (A) 10-43 - Long-Term Executive Incentive Share Plan.
 (A) 10-44 - Long-Term Executive Incentive Share Plan
             Deferred Compensation Agreement.
 (A) 10-48 - Employment Agreement for J.A. Carrigg Amendment No. 1.
 (A) 10-50 - Form of Severance Agreement for Senior Vice
             Presidents Amendment No. 1.
 (A) 10-52 - Form of Severance Agreement for Vice Presidents
             Amendment No. 1.
 (A) 10-53 - Deferred Compensation Plan for Salaried Employees.
     12    - Computation of Ratio of Earnings to Fixed Charges.
     21    - Subsidiaries.
     23    - Consent of Coopers & Lybrand L.L.P.to incorporation by reference into certain registration statements.
     27    - Financial Data Schedule.


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

  Exhibit No.                 Filed in                           As Exhibit No.
      3-7  - Certificate of Merger of Columbia Gas of
             New York, Inc. into the Company filed in the
             Office of the Secretary of State of the State
             of New York on April 8, 1991 - Registration
             No. 33-50719  . . . . . . . . . . . . . . . . . . .      4-20
      3-8  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on May 28, 1992 -
             Registration No. 33-50719. . . . . . . . . . . . . .     4-17
      3-9  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on October 20, 1992 -
             Registration No. 33-50719. . . . . . . . . . . . . .     4-18
      3-10 - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on October 14, 1993
             Registration No. 33-50719 . . . . . . . . . . . . . .    4-19
      3-11 - Certificate of Amendment of the Certificate of Incor-
             poration filed in the Office of the Secretary of State
             of the State of New York on December 10, 1993 -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . . .    3-11
      3-12 - Certificate of Amendment of the Certificate of Incor-
             poration filed in the Office of the Secretary of State
             of the State of New York on December 20, 1993 -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . . .    3-12
      3-13 - Certificate of Amendment of the Certificate of Incor-
             poration filed in the Office of the Secretary of State
             of the State of New York on December 20, 1993 -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . . .    3-13
      3-14 - Certificates of the Secretary of the Company concern-
             ing consents dated March 20, 1957 and May 9, 1975 of
             holders of Serial Preferred Stock with respect to
             issuance of certain unsecured indebtedness -
             Registration No. 2-69988. . . . . . . . . . . . . .      4-7
      3-15 - By-Laws of the Company as amended February 25, 1994 -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . . .    3-15
      4-1  - First Mortgage dated as of July 1, 1921 executed by the Company under its then name of "New York State
             Gas and Electric Corporation" to The Equitable Trust
             Company of New York, as Trustee (Chemical Bank is
             Successor Trustee) - Registration No. 33-4186 . . .      4-1

Supplemental Indentures to First Mortgage dated as of July 1, 1921:
     4-2   - No. 37 - Registration No. 33-31297. . . . . . . . .      4-2
     4-3   - No. 39 - Registration No. 33-31297. . . . . . . . .      4-3
     4-4   - No. 43 - Registration No. 33-31297. . . . . . . . .      4-4
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

     4-11  - No. 80 - Registration No. 2-59840 . . . . . . . . .      2-B(75)
     4-12  - No. 81 - Registration No. 2-59840 . . . . . . . . .      2-B(76)
     4-13  - No. 83 - Registration No. 2-65948 . . . . . . . . .      2-B(78)
     4-14  - No. 102- Registration No. 33-33838. . . . . . . . .      4-8
     4-15  - No. 103- Registration No. 33-43458. . . . . . . . .      4-8
     4-16  - No. 104- Registration No. 33-43458. . . . . . . . .      4-9
     4-17  - No. 105- Registration No. 33-52040. . . . . . . . .      4-8
     4-18  - No. 106- Company's 10-K for year ended
                      December 31, 1992 - File No. 1-3103-2. . .      4-23
     4-19  - No. 107- Company's 10-K for year ended
                      December 31, 1992 - File No. 1-3103-2. . .      4-24
     4-20  - No. 108- Registration No. 33-50719. . . . . . . . .      4-8
     4-21  - No. 109- Registration No. 33-50719. . . . . . . . .      4-9

  Agreements and amendments with the Power Authority of the State of New York:

  Exhibit No.                 Filed in                           As Exhibit No.

    10-1   - Letter Agreement dated February 3, 1982 relating to
             transmission services - Registration No. 2-82192. .     10-1
    10-2   - Amendment dated December 21, 1989 to the Letter
             Agreement dated February 3, 1982 relating to trans-
             mission services - Company's 10-K for year ended
             December 31, 1989 - File No. 1-3103-2 . .  . .  . .     10-4
    10-3   - Transmission Agreement dated December 12, 1983,
             with respect to connection of the Company's Kintigh (Somerset) Generating Station to the Niagara-Edic
             345 kv transmission system - Company's 10-K for year
             ended December 31, 1988 - File No. 1-3103-2 . . . .     10-6
    10-4   - Amendment dated December 21, 1989 to the Transmission
             Agreement dated December 12, 1983 with respect to
             connection of the Company's Kintigh (Somerset) Gener-
             ating Station to the Niagara-Edic 345 kv transmission
             system - Company's 10-K for the year ended December
             31, 1989 File No. 1-3103-2. . . . . . . . . . . . .     10-7

                               * * * * * * * * * *

    10-5   - New York Power Pool Agreement dated July 11, 1985 -
             Company's 10-K for year ended December 31, 1988 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-7
    10-6   - Transmission Agreement dated January 10, 1990 between
             New York State Electric & Gas Corporation and Niagara
             Mohawk Power Corporation, with respect to remote load
             and generation wheeling service for the Company -
             Company's 10-K for year ended December 31, 1990 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-17
    10-7   - Coal Sales Agreement dated December 21, 1983 between
             the Company and Consolidation Coal Company - Company's
             10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . . .   10-14
    10-8   - Amendment No. 1 dated as of October 1, 1985 to the
             Coal Sales Agreement dated December 21, 1983 between
             the Company and Consolidation Coal Company -
             Company's 10-K for year ended December 31, 1986 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-11

Exhibit No.                 Filed in                           As Exhibit No.
    10-9   - Amendment No. 2 dated as of August 28, 1986 to the
             Coal Sales Agreement dated December 21, 1983 between
             the Company and Consolidation Coal Company -
             Company's 10-K for year ended December 31, 1986 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-12
    10-10  - Basic Agreement dated as of September 22, 1975
             between New York State Electric & Gas Corporation
             and others concerning Nine Mile Point Nuclear
             Station, Unit No. 2 - Registration No. 2-54903. . .      5-0
    10-11  - Nine Mile Point Nuclear Station Unit 2 Operating
             Agreement effective as of January 1, 1993 among
             New York State Electric & Gas Corporation and
             others - Company's 10-K for the year ended
             December 31, 1992 - File No. 1-3103-2 . . . . . . .     10-18
    10-12  - Coal Hauling Agreement dated as of March 9, 1983
             between Somerset Railroad Corporation and New
             York State Electric & Gas Corporation -
             Registration No. 2-82352. . . . . . . . . . . . . .     10
 (A)10-13  - Retirement Plan for Directors - Company's 10-K
             for the year ended December 31, 1991 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-26
 (A)10-14  - Retirement Plan for Directors Amendment No. 1 -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-21
 (A)10-16  - Form of Deferred Compensation Plan for Directors -
             Company's 10-K for year ended December 31, 1989 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-22
 (A)10-17  - Deferred Compensation Plan for Directors Amendment
             No. 1 - Company's 10-K for year ended December
             31, 1993 - File No. 1-3103-2. . . . . . . . . . . . .   10-23
 (A)10-18  - Supplemental Executive Retirement Plan - Company's
             10-Q for quarter ended March 31, 1994 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-49
 (A)10-19  - Supplemental Executive Retirement Plan Amendment
             No. 1 - Company's 10-K for the year ended December
             31, 1994 - File No. 1-3103-2 . . . . . . . . . . . .    10-18
 (A)10-20  - Supplemental Executive Retirement Plan Amendment
             No. 2 - Company's 10-K for year ended December
             31, 1987 - File No. 1-3103-2. . . . . . . . . . . .     10-19
 (A)10-21  - Supplemental Executive Retirement Plan Amendment
             No. 3 - Company's 10-K for year ended December 31,
             1988 - File No. 1-3103-2. . . . . . . . . . . . . .     10-24
 (A)10-22  - Supplemental Executive Retirement Plan Amendment
             No. 4 - Company's 10-K for year ended December 31,
             1990 - File No. 1-3103-2. . . . . . . . . . . . . .     10-30
 (A)10-23  - Supplemental Executive Retirement Plan Amendment
             No. 5 - Company's 10-K for year ended December 31,
             1990 - File No. 1-3103-2. . . . . . . . . . . . . .     10-31
 (A)10-24  - Supplemental Executive Retirement Plan Amendment
             No. 6 - Company's 10-Q for quarter ended March 31,
             1991 - File No. 1-3103-2. . . . . . . . . . . . . .     10-37
 (A)10-25  - Supplemental Executive Retirement Plan Amendment
             No. 7 - Company's 10-Q for quarter ended June 30,
             1992 - File No. 1-3103-2. . . . . . . . . . . . . .     10-44
_____________________________
(A)  Management contract or compensatory plan or arrangement.
  Exhibit No.                 Filed in                           As Exhibit No.
 (A)10-26  - Supplemental Executive Retirement Plan Amendment
             No. 8 - Company's 10-K for year ended December 31,
             1993 - File No. 1-3103-2. . . . . . . . . . . . . . .   10-32
 (A)10-27  - Supplemental Executive Retirement Plan Amendment
             No. 9 - Company's 10-K for year ended December 31,
             1993 - File No. 1-3103-2. . . . . . . . . . . . . . .   10-33
 (A)10-28  - Supplemental Executive Retirement Plan Amendment
             No. 10 - Company's 10-Q for quarter ended June 30,
             1994 - File No. 1-3103-2. . . . . . . . . . . . . . .   10-50
 (A)10-30  - Annual Executive Incentive Compensation Plan.
             Company's 10-K for year ended December 31, 1992 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . . .   10-30
 (A)10-31  - Annual Executive Incentive Compensation Plan
             Amendment No. 1 - Company's 10-K for year ended
             December 31, 1993 - File No. 1-3103-2 . . . . . . . .   10-35
 (A)10-32  - Annual Executive Incentive Compensation Plan
             Amendment No. 2 - Company's 10-K for year ended
             December 31, 1993 - File No. 1-3103-2 . . . . . . . .   10-36
 (A)10-33  - Annual Executive Incentive Compensation Plan
             Amendment No. 3 - Company's 10-K for the year ended
             1994 - File No. 1-3103-2. . . . . . . . . . . . . . .   10-31
 (A)10-34  - Annual Executive Incentive Compensation Plan
             Amendment No. 4 - Company's 10-K for the year ended
             1994 - File No. 1-3103-2. . . . . . . . . . . . . . .   10-32
 (A)10-35  - Annual Executive Incentive Compensation Plan
             Amendment No. 5 - Company's 10-Q for the quarter ended
             September 30, 1995 - File No. 1-3103-2. . . . . . . .   10-45
 (A)10-37  - Performance Share Plan - Company's 10-K for year
             ended December 31, 1990 - File No. 1-3103-2 . . . .     10-36
 (A)10-38  - Performance Share Plan Amendment No. 1 - Company's
             10-Q for quarter ended March 31, 1991 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-38
 (A)10-39  - Performance Share Plan Amendment No. 2 - Company's
             10-Q for quarter ended June 30, 1991 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-39
 (A)10-40  - Performance Share Plan Amendment No. 3 - Company's
             10-K for year ended December 31, 1992 - File No.
             1-3103-2. . . . . . . . . . . . . . . . . . . . . .     10-34
 (A)10-41  - Performance Share Plan Amendment No. 4 - Company's
             10-K for year ended December 31, 1993 - File No.
             1-3103-2. . . . . . . . . . . . . . . . . . . . . .     10-41
 (A)10-45  - Employment Contract for A. E. Kintigh - Company's
             10-K for year ended December 31, 1988 - File
             No. 1-3103-2. . . . . . . . . . . . . . . . . . . .     10-26
 (A)10-46  - Agreement with M.I. German - Company's 10-K for the
             year ended December 31, 1994 - File No. 1-2103-2. .     10-41
 (A)10-47  - Employment Agreement for J. A. Carrigg - Company's
             10-K for year ended December 31, 1993 - File No.
             1-3103-2. . . . . . . . . . . . . . . . . . . . . . .   10-46
 (A)10-49  - Form of Severance Agreement for Senior Vice
             Presidents - Company's 10-K for year ended December
             31, 1993 - File No. 1-3103-2. . . . . . . . . . . . .   10-47
 (A)10-51  - Form of Severance Agreement for Vice Presidents -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . . .   10-48
______________________________
(A)  Management contract or compensatory plan or arrangement.

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

            None

                                    Signatures



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEW YORK STATE ELECTRIC & GAS CORPORATION


Date:  March 8, 1996              By         Gary J. Turton
                                             Gary J. Turton
                                             Vice President and Controller
                                             (Chief Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   PRINCIPAL EXECUTIVE OFFICER


Date:  March 8, 1996              By         James A. Carrigg
                                             James A. Carrigg
                                             Chairman, President,
                                             Chief Executive Officer and
                                             Director


                                   PRINCIPAL FINANCIAL OFFICER


Date:  March 8, 1996              By         Sherwood J. Rafferty
                                             Sherwood J. Rafferty
                                             Senior Vice President and
                                             Chief Financial Officer


                                   PRINCIPAL ACCOUNTING OFFICER


Date:  March 8, 1996              By         Gary J. Turton
                                             Gary J. Turton
                                             Vice President and Controller


Date:  March 8, 1996              By         Alison P. Casarett
                                             Alison P. Casarett
                                             Director


Date:  March 8, 1996              By         Joseph J. Castiglia
                                             Joseph J. Castiglia
                                             Director
                      Signatures (Cont'd)




Date:  March 8, 1996              By         Lois B. DeFleur
                                             Lois B. DeFleur
                                             Director



Date:  March 8, 1996              By         Everett A. Gilmour
                                             Everett A. Gilmour
                                             Director



Date:  March 8, 1996              By         John M. Keeler
                                             John M. Keeler
                                             Director



Date:  March 8, 1996              By         Allen E. Kintigh
                                             Allen E. Kintigh
                                             Director



Date:  March 8, 1996              By         Ben E. Lynch
                                             Ben E. Lynch
                                             Director



Date:  March 8, 1996              By         Alton G. Marshall
                                             Alton G. Marshall
                                             Director



Date:  March 8, 1996              By         David R. Newcomb
                                             David R. Newcomb
                                             Director



Date:  March 8, 1996              By         Charles W. Stuart
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

                       * * * * * * * * * *

___________________________________
 *   Incorporated by reference.

Coal Sales Agreement and Amendments between New York State Electric & Gas Corporation and Consolidation Coal Company:

   * 10-7   --  Agreement dated December 21, 1983.
   * 10-8   --  Amendment No. 1 dated as of October 1, 1985.
   * 10-9   --  Amendment No. 2 dated as of August 28, 1986.

                       * * * * * * * * * *

   * 10-10  --  Basic Agreement dated as of September 22, 1975 between New York State Electric & Gas Corporation and others concerning Nine Mile Point Nuclear Station, Unit No. 2.
   * 10-11  --  Nine Mile Point Nuclear Station Unit 2 Operating
                Agreement effective as of January 1, 1993 among New York State Electric & Gas Corporation and others.
   * 10-12  --  Coal Hauling Agreement dated as of March 9, 1983 between Somerset Railroad Corporation and New York State Electric & Gas Corporation.
(A)* 10-13  --  Retirement Plan for Directors.
(A)* 10-14  --  Retirement Plan for Directors Amendment No. 1.
(A)  10-15  --  Retirement Plan for Directors Amendment No. 2.
(A)* 10-16  --  Form of Deferred Compensation Plan for Directors.
(A)* 10-17  --  Deferred Compensation Plan for Directors
                Amendment No. 1.
(A)* 10-18  --  Supplemental Executive Retirement Plan.
(A)* 10-19  --  Supplemental Executive Retirement Plan Amendment
                No. 1.
(A)* 10-20  --  Supplemental Executive Retirement Plan Amendment
                No. 2.
(A)* 10-21  --  Supplemental Executive Retirement Plan Amendment
                No. 3.
(A)* 10-22  --  Supplemental Executive Retirement Plan Amendment
                No. 4.
(A)* 10-23  --  Supplemental Executive Retirement Plan Amendment
                No. 5.
(A)* 10-24  --  Supplemental Executive Retirement Plan Amendment
                No. 6.
(A)* 10-25  --  Supplemental Executive Retirement Plan Amendment
                No. 7.
(A)* 10-26  --  Supplemental Executive Retirement Plan Amendment
                No. 8.
(A)* 10-27  --  Supplemental Executive Retirement Plan Amendment
                No. 9.
(A)* 10-28  --  Supplemental Executive Retirement Plan Amendment
                No. 10.
(A)  10-29  --  Supplemental Executive Retirement Plan Amendment
                No. 11.
(A)* 10-30  --  Annual Executive Incentive Compensation Plan.
(A)* 10-31  --  Annual Executive Incentive Compensation Plan
                Amendment No. 1.

___________________________________
 *   Incorporated by reference.
                     EXHIBIT INDEX (Cont'd)

(A)* 10-32  --  Annual Executive Incentive Compensation Plan
                Amendment No. 2.
(A)* 10-33  --  Annual Executive Incentive Compensation Plan Amendment
                No. 3.
(A)* 10-34  --  Annual Executive Incentive Compensation Plan Amendment
                No. 4.
(A)* 10-35  --  Annual Executive Incentive Compensation Plan Amendment
                No. 5.
(A)  10-36  --  Annual Executive Incentive Plan.
(A)* 10-37  --  Performance Share Plan.
(A)* 10-38  --  Performance Share Plan Amendment No. 1.
(A)* 10-39  --  Performance Share Plan Amendment No. 2.
(A)* 10-40  --  Performance Share Plan Amendment No. 3.
(A)* 10-41  --  Performance Share Plan Amendment No. 4.
(A)  10-42  --  Performance Share Plan Amendment No. 5.
(A)  10-43  --  Long-Term Executive Incentive Share Plan.
(A)  10-44  --  Long-Term Executive Incentive Share Plan Deferred
                Compensation Agreement.
(A)* 10-45  --  Employment Contract for A. E. Kintigh.
(A)* 10-46  --  Agreement with M. I. German.
(A)* 10-47  --  Employment Agreement for J. A. Carrigg.
(A)  10-48  --  Employment Agreement for J. A. Carrigg Amendment
                No. 1.
(A)* 10-49  --  Form of Severance Agreement for Senior Vice
                Presidents.
(A)  10-50  --  Form of Severance Agreement for Senior Vice
                Presidents Amendment No. 1.
(A)* 10-51  --  Form of Severance Agreement for Vice Presidents.
(A)  10-52  --  Form of Severance Agreement for Vice Presidents
                Amendment No. 1.
(A)  10-53  --  Deferred Compensation Plan for Salaried Employees.

     12     --  Computation of Ratio of Earnings to Fixed Charges.
     21     --  Subsidiaries.
     23     --  Consent of Coopers & Lybrand L.L.P. to incorporation
                by reference into certain registration statements.
     27     --  Financial Data Schedule.
















___________________________________
(A)  Management contract or compensatory plan or arrangement.
 *   Incorporated by reference.