Form 10-Q
period 1996-03-31
NEW YORK STATE ELECTRIC & GAS CORP
filed 1996-05-09
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      March 31, 1996
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of April 30, 1996 was 71,502,827.

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
             (b)    Results of Operations . . . . . . . . . . 12






                                 PART II

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . 15


Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 16
             (b)    Report on Form 8-K. . . . . . . . . . . . 16



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 17


Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 18

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)
                     (Thousands, except per share amounts)

Periods Ended March 31                               Three Months
                                                  1996          1995

Operating Revenues
 Electric . . . . . . . . . . . . . . . .       $472,352      $450,001
 Natural gas. . . . . . . . . . . . . . .        146,412       121,909
                                               ----------    ----------
     Total Operating Revenues . . . . . .        618,764       571,910
                                               ----------    ----------
Operating Expenses
 Fuel used in electric generation . . . .         59,581        63,505
 Electricity purchased. . . . . . . . . .         90,626        79,662
 Natural gas purchased. . . . . . . . . .         65,751        67,351
 Other operating expenses . . . . . . . .         76,123        78,362
 Maintenance. . . . . . . . . . . . . . .         25,116        23,954
 Depreciation and amortization. . . . . .         47,091        46,026
 Federal income taxes . . . . . . . . . .         61,890        46,567
 Other taxes. . . . . . . . . . . . . . .         58,123        55,727
                                               ----------    ----------
    Total Operating Expenses. . . . . . .        484,301       461,154
                                               ----------    ----------
Operating Income. . . . . . . . . . . . .        134,463       110,756
Other Income and Deductions . . . . . . .         (3,675)       (1,372)
                                               ----------    ----------
Income Before Interest Charges. . . . . .        130,788       109,384
                                               ----------    ----------
Interest Charges
 Interest on long-term debt . . . . . . .         27,700        29,585
 Other interest . . . . . . . . . . . . .          4,780         4,604
 Allowance for borrowed funds used
      during construction . . . . . . . .           (368)         (389)
                                               ----------    ----------
   Interest Charges, Net. . . . . . . . .         32,112        33,800
                                               ----------    ----------
Net Income. . . . . . . . . . . . . . . .         98,676        75,584
Preferred Stock Dividends . . . . . . . .          2,333         4,759
                                               ----------    ----------
Earnings Available for Common Stock . . .        $96,343       $70,825
                                               ==========    ==========
Earnings Per Share. . . . . . . . . . . .          $1.35          $.99

Dividends Per Share . . . . . . . . . . .           $.35          $.35

Average Shares Outstanding. . . . . . . .         71,503        71,503


The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)

                                                        March 31,    Dec. 31,
                                                          1996         1995

Assets

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .$5,106,740  $5,090,044
 Natural gas. . . . . . . . . . . . . . . . . . . . . .   451,395     445,256
 Common . . . . . . . . . . . . . . . . . . . . . . . .   132,932     140,686
                                                       ----------  ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5,691,067   5,675,986
Less accumulated depreciation . . . . . . . . . . . . . 1,826,276   1,791,625
                                                       ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . . 3,864,791   3,884,361
Construction work in progress . . . . . . . . . . . . .    90,313      79,229
                                                       ----------  ----------
   Total Utility Plant. . . . . . . . . . . . . . . . . 3,955,104   3,963,590

Other Property and Investments, Net . . . . . . . . . .   104,648      99,633

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .     6,206      11,433
 Special deposits . . . . . . . . . . . . . . . . . . .     2,862       5,785
 Accounts receivable, net . . . . . . . . . . . . . . .   244,779     195,834
 Fuel, at average cost. . . . . . . . . . . . . . . . .    18,188      33,682
 Materials and supplies, at average cost. . . . . . . .    43,900      44,809
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    51,300      31,371
 Accumulated deferred federal income
    tax benefits, net . . . . . . . . . . . . . . . . .    12,977       7,594
                                                       ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .   380,212     330,508

Regulatory and Other Assets
 Regulatory assets
    Unfunded future federal income taxes. . . . . . . .   322,576     323,446
    Unamortized debt expense. . . . . . . . . . . . . .    84,393      85,023
    Demand-side management program costs. . . . . . . .    74,178      74,824
    Other regulatory assets . . . . . . . . . . . . . .   202,532     206,736
                                                       ----------  ----------
 Total regulatory assets. . . . . . . . . . . . . . . .   683,679     690,029

 Other assets . . . . . . . . . . . . . . . . . . . . .    18,504      30,571
                                                       ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .   702,183     720,600
                                                       ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . .$5,142,147  $5,114,331
                                                       ==========  ==========



The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)
                                                        March 31,   Dec. 31,
                                                          1996        1995
Capitalization and Liabilities

Capitalization
 Common stock equity
      Common stock  . . . . . . . . . . . . . . . . . .  $476,686    $476,686
      Capital in excess of par value. . . . . . . . . .   842,656     842,442
      Retained earnings . . . . . . . . . . . . . . . .   489,769     424,412
                                                       ----------  ----------
 Total common stock equity. . . . . . . . . . . . . . . 1,809,111   1,743,540
 Preferred stock redeemable solely at the
    option of the company . . . . . . . . . . . . . . .   140,500     140,500
 Preferred stock subject to mandatory
    redemption requirements . . . . . . . . . . . . . .    25,000      25,000
 Long-term debt . . . . . . . . . . . . . . . . . . . . 1,520,651   1,581,448
                                                       ----------  ----------
    Total Capitalization. . . . . . . . . . . . . . . . 3,495,262   3,490,488
Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .    74,277      37,003
 Current portion of preferred stock . . . . . . . . . .      -        100,000
 Commercial paper . . . . . . . . . . . . . . . . . . .    68,300      28,620
 Accounts payable and accrued liabilities . . . . . . .   107,851     117,637
 Interest accrued . . . . . . . . . . . . . . . . . . .    37,560      24,093
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .    81,053      22,231
 Other. . . . . . . . . . . . . . . . . . . . . . . . .    47,000      68,027
                                                       ----------  ----------
    Total Current Liabilities . . . . . . . . . . . . .   416,041     397,611

Regulatory and Other Liabilities
 Regulatory liabilities:
  Deferred income taxes - unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .   128,114     128,643
  Deferred income taxes . . . . . . . . . . . . . . . .   106,855     108,605
  Other regulatory liabilities. . . . . . . . . . . . .    56,126      56,729
                                                       ----------  ----------
    Total regulatory liabilities. . . . . . . . . . . .   291,095     293,977

 Other liabilities
  Accumulated deferred investment tax credit. . . . . .   124,482     126,032
  Deferred income taxes - other . . . . . . . . . . . .   627,108     617,452
  Other postretirement benefits . . . . . . . . . . . .    78,542      75,683
  Liability for environmental restoration . . . . . . .    31,800      31,800
  Other . . . . . . . . . . . . . . . . . . . . . . . .    77,817      81,288
                                                       ----------  ----------
    Total other liabilities . . . . . . . . . . . . . .   939,749     932,255

    Total Regulatory and Other Liabilities. . . . . . . 1,230,844   1,226,232

Commitments and Contingencies . . . . . . . . . . . . .      -           -
                                                       ----------  ----------
    Total Capitalization and Liabilities. . . . . . . .$5,142,147  $5,114,331
                                                       ==========  ==========

The notes on page 6 are an integral part of the financial statements.
Item 1. Financial Statements (Cont'd)

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)
                                  (Thousands)

Periods Ended March 31                                   Three Months
                                                       1996        1995
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .  $98,676     $75,584
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization. . . . . . . . . .   47,091      46,026
   Deferred fuel and purchased gas. . . . . . . . .       55      19,049
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .      581       6,821
 Changes in current operating assets and liabilities:
   Accounts receivable excluding accounts
     receivable sold. . . . . . . . . . . . . . . .  (48,945)    (10,911)
   Prepayments. . . . . . . . . . . . . . . . . . .  (19,929)    (18,640)
   Inventory. . . . . . . . . . . . . . . . . . . .   16,403      22,082
   Accounts payable and accrued liabilities . . . .   (9,786)    (19,803)
   Taxes accrued. . . . . . . . . . . . . . . . . .   58,822      40,225
   Interest accrued . . . . . . . . . . . . . . . .   13,467      12,992
 Other, net . . . . . . . . . . . . . . . . . . . .    1,518     (15,348)
                                                     -------     -------
    Net Cash Provided by Operating Activities . . .  157,953     158,077
                                                     -------     -------
Investing Activities
 Utility plant capital expenditures . . . . . . . .  (45,966)    (34,380)
 Proceeds received from governmental and
   other sources. . . . . . . . . . . . . . . . . .       31       3,400
 Expenditures for other property and investments. .     (552)     (1,184)
 Funds restricted for capital expenditures. . . . .     -          1,324
                                                     -------     -------
    Net Cash Used in Investing Activities . . . . .  (46,487)    (30,840)
                                                     -------     -------
Financing Activities
 Issuance of pollution control notes. . . . . . . .     -         37,000
 Repayments of preferred stock and first mortgage
   bonds, including premiums. . . . . . . . . . . . (128,960)    (60,000)
 Long-term notes, net . . . . . . . . . . . . . . .    2,234      (2,258)
 Commercial paper, net. . . . . . . . . . . . . . .   39,680     (83,100)
 Dividends on common and preferred stock. . . . . .  (29,647)    (29,762)
                                                     -------     -------
    Net Cash Used in Financing Activities . . . . . (116,693)   (138,120)
                                                     -------     -------
Net Decrease in Cash and Cash Equivalents . . . . .   (5,227)    (10,883)
Cash and Cash Equivalents, Beginning of Period. . .   11,433      22,322
                                                     -------     -------
Cash and Cash Equivalents, End of Period. . . . . .   $6,206     $11,439
                                                     =======     =======

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .  $15,362      $18,111
  Income taxes. . . . . . . . . . . . . . . . . . .   $1,770        -

The notes on page 6 are an integral part of the financial statements.

                   New York State Electric & Gas Corporation
           Consolidated Statements of Retained Earnings - (Unaudited)
                                  (Thousands)


Periods ended March 31                                Three Months
                                                     1996      1995

Balance, beginning of period. . . . . . . . . .    $424,412  $346,547
Add net income. . . . . . . . . . . . . . . . .      98,676    75,584
                                                   --------  --------
                                                    523,088   422,131

Deduct dividends on capital stock:
 Preferred. . . . . . . . . . . . . . . . . . .       2,333     4,759
 Common . . . . . . . . . . . . . . . . . . . .      25,026    25,026
                                                   --------  --------
                                                     27,359    29,785

Deduct premium paid on preferred stock redemption     5,960      -
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .   $ 489,769  $392,346
                                                   ========  ========






























The notes on page 6 are an integral part of the financial statements.

Note 1.   Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of New York State Electric & Gas Corporation's (company) consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the company's annual report for the year ended December 31, 1995. Due to the seasonal nature of the company's operations, financial results for interim periods are not neces-sarily indicative of trends for a twelve-month period.


Note 2.   Reclassification

     Certain items have been reclassified on the consolidated financial statements to conform to the 1996 presentation.



                         Item 2.  Management's discussion and analysis of
financial condition and results of operations


(a) Liquidity and Capital Resources


Competitive Conditions (See Form 10-K for fiscal year ended
December 31, 1995, Item 1(c)(x) - Competitive conditions)

     The electric and natural gas utility landscape is changing rapidly as energy markets become more competitive, complex and dynamic. The company is positioning itself to take maximum advantage of the industry's move to a competitive market. Regulatory changes, accounting issues, customer satisfaction, the economic climate and operational and financial flexibility will all affect the company's competitive position. In addition, diversified opportunities closely related to the company's core business are receiving focused attention as the company transforms itself into a successful competitor.

Regulatory Changes

     Regulatory issues being addressed by the Public Service Commission of the State of New York (PSC), regulators in other states and the Federal Energy Regulatory Commission (FERC) will ultimately bring about dramatic changes in the electric industry. The FERC recently issued two orders in its proceeding (Mega-NOPR) relating to the development of competitive wholesale electric markets and the PSC is expected to issue an order later this month in its Competitive Opportunities Proceeding.

     Mega-NOPR: On April 24, 1996, FERC issued Orders 888 and 889 adopting final rules to facilitate the development of competitive wholesale electric markets by opening up transmission services and to address the resulting stranded costs. The final rules will require compliance filings 60 days after publication in the Federal Register.

     FERC Order 888 requires the company and other utilities with whom the company engages in transmission and wholesale power transactions to:

     - file open access transmission tariffs under which they would provide services, including ancillary services, to third parties on a non-discriminatory basis; and

     - charge themselves, in the context of each one's wholesale power sales and purchases, the same rate for transmission that it charges its wholesale transmission customers for the use of its system.

     FERC Order 888 allows utilities to recover legitimate, prudent and verifiable stranded costs associated with a municipality establishing its own electric system and newly created wholesale customers. In these cases, FERC stated that it is the primary forum for recovery. In contrast, the Order provides that if costs are stranded by retail wheeling, utilities should look to the states first for recovery of those costs.
FERC would become involved only if state regulators lack authority under state law to provide for stranded cost recovery.

     The Order states that FERC has exclusive jurisdiction over the rates, terms and conditions of unbundled transmission in interstate commerce used by retail customers that obtain retail wheeling. States have jurisdiction over local distribution facilities and over the service of delivering electric energy to end users.

     Orders 888 and 889 do not require corporate unbundling or divestiture of assets. Order 889, however, requires a functional separation of wholesale power marketing and transmission operation functions.

     The requirements imposed by Orders 888 and 889 could provide new markets for the company's low-cost excess generation and new transmission business from suppliers who use the company's transmission lines to send power to wholesale customers. On the other hand, the requirements imposed by such Orders could adversely affect the revenues received and payments made by the company in connection with its transmission and wholesale power transactions. The company is currently unable to estimate the impact of Orders 888 and 889, if any, on revenues and payments.

     Requests for rehearing are due by May 24, 1996. These requests are a prerequisite to appeals to the U.S. Court of Appeals. The company is considering, either individually or jointly with other utilities, filing a request for rehearing on certain issues.

Economic Climate

     The company is continuing to focus on maintaining and improving sales through its marketing efforts. The company has developed flexible rates that allow it to negotiate long-term contracts with eligible electric and natural gas customers. The contracts may cover existing load, new load or both. To date, 30 major electric customers have signed contracts with terms ranging from three to seven years. The contracts retain more than $58 million and are expected to add another $21 million in annual revenues. Together the contracts will represent about 5% of the company's total annual electric revenues.

Natural Gas Industry

     The PSC issued an Opinion and Order in December 1994 that set forth the policy framework to guide the transition and movement of New York's gas distribution industry to a more competitive marketplace in the post-FERC Order 636 environment. The PSC subsequently issued an Order on Reconsideration in August 1995 addressing petitions for rehearing or clarification of this Opinion. In November 1995 the company, and other utilities, filed restructuring tariffs in compliance with the PSC's Opinion and Order on Reconsideration. Under the company's tariffs, approved by PSC Order on March 28, 1996 with certain modifications, residential and small businesses may buy natural gas from other sources with the company providing delivery service for a separate fee. The Order approving the company's tariffs is not expected to have a material impact on the company's natural gas operations. In addition, consistent with this Order, the company is implementing new services to compete more effectively for sales to larger, more sophisticated transportation customers.

     On April 29, 1996, the company and other utilities filed a petition for rehearing of certain of the determinations made in the PSC's March 28, 1996 Order, including the determination relating to deferring consideration of stranded cost issues until 1999 and providing that new customers have the same access to pipeline capacity as existing customers.


Diversification (See Form 10-K for fiscal year ended December 31,
1995, Item 1(a) - Diversification)

     NGE Enterprises, Inc. (NGE), a wholly owned subsidiary, owns three unregulated businesses - EnerSoft Corporation (Enersoft),
XENERGY, Inc. (XENERGY) and NGE Funding Corporation (NGE
Funding).

     Enersoft, formed in May 1993, develops and markets computer software and real-time information and trading systems for natural gas utilities, marketers and pipeline operators. Enersoft, in an alliance with the New York Mercantile Exchange, has developed Channel 4, a natural gas pipeline capacity trading and information system for the North American market. The system was available for use on August 11, 1995.

     Electronic trading of natural gas and pipeline capacity is an emerging market. The electronic trading industry is continuously developing new products and the nature of the industry and competition create a risk that certain products may not recover the cost of their development. Channel 4 is competing against other electronic gas trading systems, most of which are owned and operated by natural gas pipeline companies. The company believes Channel 4 is well positioned in features and functionality to compete with other trading systems that are available. The Channel 4 system has been adding subscribers; however, sales to date continue to be disappointing.

     Enersoft has been incurring operating losses, and it is anticipated that this will continue in 1996 and 1997. Market acceptance of electronic gas trading and of the Channel 4 product is key to improving Enersoft's financial performance.

     XENERGY, acquired in June 1994, is an energy services, information systems and energy-consulting company providing energy services, conservation engineering and professional services to utilities, governmental agencies and end-use energy consumers. XENERGY's 1995 revenues were lower than expected due to a soft utility demand-side management consulting market. Revenues in 1996 are expected to be slightly less than 1995. However, as a result of the reorganization mentioned below, revenues are expected to begin to improve later this year.

     In order to meet the changing demands of the marketplace, XENERGY's management undertook a major reorganization in November 1995. This will better position XENERGY to take advantage of the emerging opportunities in a competitive utility industry. In addition to focusing on new revenue sources, actions were taken to reduce corporate overhead costs, including a workforce reduction.

     To expand its presence in the end-use energy services market, XENERGY, on April 29, 1996, purchased KENETECH Energy
Management, Inc. This acquisition provides XENERGY with a number of performance based energy contracts, an expanded client base, and a greater depth of experience in the performance based contract area.

     NGE formed NGE Funding on April 18, 1996. This financing entity was created to provide debt and lease financing to end-use energy customers as a value-added service in support of NGE's efforts in the energy services business.

     NGE is also exploring environmental and operating services opportunities with both domestic and foreign strategic partners in the United States and international markets.

     For the quarter ended March 31, 1996 and for the year ended December 31, 1995, NGE incurred net losses of $3 million and $12 million, respectively. The company expects that NGE will continue to incur operating losses at least through 1997. The loss in 1996 is expected to be comparable to 1995 with a slight improvement expected in 1997. As of April 30, 1996 and December 31, 1995, the Company had invested approximately $55 million and $54 million, respectively, in NGE to finance its diversified investments.


Investing Activities

     Capital expenditures for the first quarter of 1996 totaled $46 million, primarily for the purchase of facilities, extension of service, necessary improvements at existing facilities and environmental compliance requirements. The company estimates its capital expenditures in 1996 will total $215 million and will be financed entirely with internally generated funds.


Financing Activities

     During the first quarter of 1996, the company redeemed $100 million of 8.95% preferred stock, at a premium, and redeemed $23 million of 9 7/8% Series first mortgage bonds due 2020 pursuant to a sinking fund provision in its mortgage. The redemptions were funded through commercial paper issuances.

     In April 1996 the company redeemed the remaining $37 million of its 8 5/8% Series first mortgage bonds due 2007, at a premium, through the issuance of commercial paper.

(b) Results of Operations

Three months ended March 31, 1996 compared with three months ended March 31, 1995:


                                   1996       1995    Change
                      (Thousands, except per share amounts)

Operating revenues               $618,764   $571,910     8%
Earnings available for
  common stock                    $96,343    $70,825    36%
Average shares outstanding         71,503     71,503     -
Earnings per share                  $1.35       $.99    36%
Dividends per share                  $.35       $.35     -


     Earnings per share for the three months ended March 31, 1996, increased 36 cents compared to the prior year period. Higher operating income contributed 33 cents to earnings per share for the period. Higher natural gas and electric retail sales, due to a combination of colder weather this year compared to the mild winter last year, additional customers and success with flexible rates increased earnings by 18 cents per share over 1995's first quarter. Earnings increased up to eight cents per share due to eliminating the gas adjustment clause, which will reverse later this year.

     In addition to the 33 cent increase contributed by operating income, a decrease in preferred stock dividends in 1996, due to the January 1996 redemption of $100 million of 8.95% preferred stock net of interest expense on commercial paper, contributed two cents to earnings per share. Also, lower interest charges in 1996 added three cents to first quarter earnings. Those increases were partially offset by a two cent charge to earnings per share resulting from a decrease in other income and deductions.

Operating Results by Business Segment

Electric                         Three Months ended March 31,
                                1996         1995      Change
                                        (Thousands)
Retail sales-kilowatt-
  hours(kwh)                 3,642,506    3,462,090      5%
Operating revenues            $472,352     $450,001      5%
Operating expenses            $372,101     $358,279      4%
Operating income              $100,251      $91,722      9%


     Electric retail sales increased 5% for the quarter ended
March 31, 1996, primarily as a result of the colder weather this year compared to the mild winter a year ago and success with flexible rates.

     The $22 million increase in electric operating revenues for the quarter is primarily due to higher sales, which contributed
$20 million to revenues.  Changes in prices effective in August
1995 added another $4 million to revenues.

     The increase of $14 million in electric operating expenses for the three months is mainly attributable to an $11 million increase in electricity purchased, primarily from NUGs, and a $7 million increase in federal income taxes, the result of higher pre-tax book income. Those increases were partially offset by a $4 million decrease in fuel used in electric generation (due to reduced generation).


Natural Gas                      Three Months ended March 31,
                                1996         1995     Change
                                     (Thousands)

Deliveries-
   dekatherms(dth)              25,337       22,539     12%
Operating revenues            $146,412     $121,909     20%
Operating expenses            $112,200     $102,875      9%
Operating income               $34,212      $19,034     80%


     Natural gas deliveries increased 12% for the first quarter of 1996 compared to 1995 due to a combination of additional customers and colder weather this year compared to the mild winter last year.

     For the three months ended March 31, 1996, natural gas operating revenues rose $25 million, or 20%, compared to the same quarter in 1995. Higher retail sales contributed $16 million to revenues due to a combination of colder weather this year, additional customers and the migration of larger volume customers from transportation to retail sales as a result of market conditions. Changes in prices effective in August 1995 added another $6 million to revenues. Also, transportation of customer-owned gas increased revenues by $2 million and wholesale sales added $1 million.

     The increase in natural gas operating expenses of $9 million is primarily due to an $8 million increase in federal income taxes, the result of higher pre-tax book income.

                          PART II - OTHER INFORM            ATION

Item 1.  Legal Proceedings

(a) By letter dated April 20, 1992, the U.S. Environmental Protection Agency (EPA) notified the company that it had been identified as a potentially responsible party (PRP) at the Bern Metals Removal Site (Bern Metals Site) in Buffalo, New York. Six other PRPs have been identified by the EPA. The EPA has taken response actions at the Bern Metals Site, including investigation, excavation, and removal of drums and contaminated soil, and implementation of measures to prevent surface water run-off. The EPA had demanded that the company reimburse the EPA Hazardous Substances Superfund $2 million in response costs previously incurred by the EPA, with interest accruing from the date of the demand. In September 1995 the company and the EPA reached agreement on a consent order under which the company will pay the sum of $10,000 in return for a covenant by the EPA not to sue the company for the EPA's response costs, and to protect the company from claims of contribution by other PRPs for such costs. The order is awaiting final government approval.

     In addition to the foregoing, the New York State Department of Environmental Conservation (NYSDEC), by letter dated July 21, 1992, notified the company that it had been identified as a PRP at the Bern Metals Site, which the NYSDEC defined to include an adjacent property known as the Universal Iron & Metal Site (Bern Metals/Universal Iron Site). The Bern Metals/Universal Iron Site is listed on the New York State Registry. The NYSDEC also identified eight other PRPs for the Bern Metals/Universal Iron Site. The NYSDEC requested that the company, and the eight other identified PRPs, enter into negotiations in which the company and the other identified PRPs would agree to finance or conduct a Remedial Investigation and Feasibility Study (RI/FS) designed to determine what further remediation or removal actions may be appropriate for the Bern Metals/Universal Iron Site. By letter dated December 3, 1992, the company declined to negotiate with NYSDEC to finance or conduct an RI/FS for the Bern Metals/Universal Iron Site, because the company believes it was only a very small contributor to the Bern Metals/Universal Iron Site.

     An RI/FS was performed at the Bern Metals/Universal Iron Site by certain of the other PRPs, and a proposed remedial action plan identifying the preferred remedy and summarizing the other alternatives considered has been issued for the site. The NYSDEC, by letter dated March 22, 1996 to the company and six of the other eight PRPs, inquired whether the company and such six other PRPs were willing to conduct or finance the design and implementation of the remedial alternative once it was selected. The NYSDEC informed the company that if it declined to enter into negotiations with it for such purpose, it might remediate the Bern Metals/Universal Iron Site itself using the Hazardous Waste Remedial Fund and would seek recovery of its expense from the company. The costs of the remedial alternative will not be known until the NYSDEC selects the final remedial alternative for the Bern Metals/Universal Iron Site. By letter dated April 4, 1996, the company offered to enter into such negotiations with NYSDEC without admission of liability or responsibility even though the company's contribution to the site, if any, was of a de minimis nature, provided that (a) NYSDEC take action to send notices of responsibility to a substantial number of other PRPs; and (b) a final remedial alternative is adopted consistent with the RI/FS. In addition, the company believes that it does not have any connection with the Universal Iron & Metal Site.

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


                     NEW YORK STATE ELECTRIC & GAS CORPORATION
                                 (Registrant)



                         By         Gary J. Turton
                                    GARY J. TURTON
                             Vice President and Controller
                               (Chief Accounting Officer)


Date:  May 9, 1996

                               EXHIBIT INDEX


21  --  Subsidiaries.
27  --  Financial Data Schedule.