Form 10-Q
period 1996-06-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 1996-08-08
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      June 30, 1996
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of July 31, 1996 was 71,502,827.

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

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 21

                          PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)
                      (Thousands, except per share amounts)


Periods Ended June 30                     Three Months          Six Months
                                         1996      1995     1996        1995
Operating Revenues
 Electric . . . . . . . . . . . . . .  $397,088 $388,559   $869,440   $838,560
 Natural gas. . . . . . . . . . . . .    55,845   51,357    202,257    173,266
                                        -------  -------  ---------  ---------
      Total Operating Revenues. . . .   452,933  439,916  1,071,697  1,011,826
                                        -------  -------  ---------  ---------
Operating Expenses
 Fuel used in electric generation . .    46,699   51,431    106,280    114,936
 Electricity purchased. . . . . . . .    90,062   77,329    180,688    156,991
 Natural gas purchased. . . . . . . .    32,357   26,422     98,108     93,773
 Other operating expenses . . . . . .    84,411   78,747    160,534    157,109
 Maintenance. . . . . . . . . . . . .    28,411   29,444     53,527     53,398
 Depreciation and amortization. . . .    47,052   46,010     94,143     92,036
 Federal income taxes . . . . . . . .    20,039   20,142     81,929     66,709
 Other taxes. . . . . . . . . . . . .    49,017   49,498    107,140    105,225
                                        -------  -------  ---------  ---------
      Total Operating Expenses. . . .   398,048  379,023    882,349    840,177
                                        -------  -------  ---------  ---------
Operating Income. . . . . . . . . . .    54,885   60,893    189,348    171,649
Other Income and Deductions . . . . .    (3,801)  (3,876)    (7,476)    (5,248)
                                        -------  -------  ---------  ---------
Income Before Interest Charges. . . .    51,084   57,017    181,872    166,401
                                        -------  -------  ---------  ---------
Interest Charges
 Interest on long-term debt . . . . .    26,773   28,928     54,473     58,513
 Other interest . . . . . . . . . . .     3,890    3,600      8,670      8,204
 Allowance for borrowed funds
   used during construction . . . . .      (461)    (141)      (829)      (530)
                                        -------  -------  ---------  ---------
      Interest Charges, Net . . . . .    30,202   32,387     62,314     66,187
                                        -------  -------  ---------  ---------

Net Income. . . . . . . . . . . . . .    20,882   24,630    119,558    100,214
Preferred Stock Dividends . . . . . .     2,386    4,716      4,719      9,475
                                        -------  -------  ---------  ---------
Earnings Available for Common Stock .   $18,496  $19,914   $114,839    $90,739
                                        =======  =======  =========  =========
Earnings Per Share. . . . . . . . . .      $.26     $.28      $1.61      $1.27

Dividends Per Share . . . . . . . . .      $.35     $.35       $.70       $.70

Average Shares Outstanding. . . . . .    71,503   71,503     71,503     71,503




The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)

                                                        June 30,     Dec. 31,
                                                          1996         1995

Assets

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .$5,133,911  $5,090,044
 Natural gas. . . . . . . . . . . . . . . . . . . . . .   456,606     445,256
 Common . . . . . . . . . . . . . . . . . . . . . . . .   151,033     140,686
                                                       ----------  ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5,741,550   5,675,986
Less accumulated depreciation . . . . . . . . . . . . . 1,865,519   1,791,625
                                                       ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . . 3,876,031   3,884,361
Construction work in progress . . . . . . . . . . . . .    80,858      79,229
                                                       ----------  ----------
   Total Utility Plant. . . . . . . . . . . . . . . . . 3,956,889   3,963,590

Other Property and Investments, Net . . . . . . . . . .   111,477      99,633

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .     7,965      11,433
 Special deposits . . . . . . . . . . . . . . . . . . .     3,872       5,785
 Accounts receivable, net . . . . . . . . . . . . . . .   180,491     195,834
 Fuel, at average cost. . . . . . . . . . . . . . . . .    37,104      33,682
 Materials and supplies, at average cost. . . . . . . .    43,842      44,809
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    32,673      31,371
 Accumulated deferred federal income
    tax benefits, net . . . . . . . . . . . . . . . . .    27,480       7,594
                                                       ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .   333,427     330,508

Regulatory and Other Assets
 Regulatory assets
    Unfunded future federal income taxes. . . . . . . .   321,593     323,446
    Unamortized debt expense. . . . . . . . . . . . . .    83,177      85,023
    Demand-side management program costs. . . . . . . .    73,531      74,824
    Other regulatory assets . . . . . . . . . . . . . .   192,675     206,736
                                                       ----------  ----------
 Total regulatory assets. . . . . . . . . . . . . . . .   670,976     690,029

 Other assets . . . . . . . . . . . . . . . . . . . . .    14,353      30,571
                                                       ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .   685,329     720,600
                                                       ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . .$5,087,122  $5,114,331
                                                       ==========  ==========



The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)
                                                        June 30,    Dec. 31,
                                                          1996        1995
Capitalization and Liabilities

Capitalization
 Common stock equity
      Common stock  . . . . . . . . . . . . . . . . . .  $476,686    $476,686
      Capital in excess of par value. . . . . . . . . .   843,923     842,442
      Retained earnings . . . . . . . . . . . . . . . .   482,189     424,412
                                                       ----------  ----------
 Total common stock equity. . . . . . . . . . . . . . . 1,802,798   1,743,540
 Preferred stock redeemable solely at the
    option of the company . . . . . . . . . . . . . . .   134,440     140,500
 Preferred stock subject to mandatory
    redemption requirements . . . . . . . . . . . . . .    25,000      25,000
 Long-term debt . . . . . . . . . . . . . . . . . . . . 1,532,952   1,581,448
                                                       ----------  ----------
    Total Capitalization. . . . . . . . . . . . . . . . 3,495,190   3,490,488
Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .    36,442      37,003
 Current portion of preferred stock . . . . . . . . . .     6,060     100,000
 Commercial paper . . . . . . . . . . . . . . . . . . .    82,400      28,620
 Accounts payable and accrued liabilities . . . . . . .   104,879     117,637
 Interest accrued . . . . . . . . . . . . . . . . . . .    22,306      24,093
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .    51,965      22,231
 Other. . . . . . . . . . . . . . . . . . . . . . . . .    47,278      68,027
                                                       ----------  ----------
    Total Current Liabilities . . . . . . . . . . . . .   351,330     397,611

Regulatory and Other Liabilities
 Regulatory liabilities:
  Deferred income taxes - unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .   127,581     128,643
  Deferred income taxes . . . . . . . . . . . . . . . .   102,029     108,605
  Other regulatory liabilities. . . . . . . . . . . . .    58,020      56,729
                                                       ----------  ----------
    Total regulatory liabilities. . . . . . . . . . . .   287,630     293,977

 Other liabilities
  Accumulated deferred investment tax credit. . . . . .   122,931     126,032
  Deferred income taxes - other . . . . . . . . . . . .   637,473     617,452
  Other postretirement benefits . . . . . . . . . . . .    83,477      75,683
  Liability for environmental restoration . . . . . . .    31,800      31,800
  Other . . . . . . . . . . . . . . . . . . . . . . . .    77,291      81,288
                                                       ----------  ----------
    Total other liabilities . . . . . . . . . . . . . .   952,972     932,255

    Total Regulatory and Other Liabilities. . . . . . . 1,240,602   1,226,232

Commitments and Contingencies . . . . . . . . . . . . .      -           -
                                                       ----------  ----------
    Total Capitalization and Liabilities. . . . . . . .$5,087,122  $5,114,331
                                                       ==========  ==========

The notes on page 6 are an integral part of the financial statements.
Item 1. Financial Statements (Cont'd)

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)
                                  (Thousands)
Periods Ended June 30                                     Six Months
                                                       1996        1995
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .  $119,558   $100,214
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization. . . . . . . . . .    94,143     92,036
   Deferred fuel and purchased gas. . . . . . . . .       110     17,138
   Federal income taxes and investment tax credits
     deferred, net .  . . . . . . . . . . . . . . .   (10,192)     4,938
 Changes in current operating assets and liabilities:
   Accounts receivable excluding accounts
     receivable sold. . . . . . . . . . . . . . . .    15,343     43,965
   Inventory. . . . . . . . . . . . . . . . . . . .    (2,455)    12,449
   Accounts payable and accrued liabilities . . . .   (12,758)   (17,120)
   Taxes accrued. . . . . . . . . . . . . . . . . .    29,734     28,082
 Other, net . . . . . . . . . . . . . . . . . . . .    27,650    (20,856)
                                                      -------   --------
    Net Cash Provided by Operating Activities . . .   261,133    260,846
                                                      -------   --------
Investing Activities
 Utility plant capital expenditures . . . . . . . .   (94,075)   (68,766)
 Proceeds received from governmental and
    other sources . . . . . . . . . . . . . . . . .     1,131      3,730
 Expenditures for other property and investments. .    (1,454)    (2,480)
 Funds restricted for capital expenditures. . . . .      -         2,192
                                                      -------   --------
    Net Cash Used in Investing Activities . . . . .   (94,398)   (65,324)
                                                      -------   --------
Financing Activities
 Issuance of pollution control notes. . . . . . . .      -        37,000
 Repayments of preferred stock and first
    mortgage bonds, including premiums. . . . . . .  (168,076)   (92,395)
 Long-term notes, net . . . . . . . . . . . . . . .     1,099     (3,279)
 Commercial paper, net. . . . . . . . . . . . . . .    53,780    (92,600)
 Dividends on common and preferred stock. . . . . .   (57,006)   (59,547)
                                                      -------   --------
    Net Cash Used in Financing Activities . . . . .  (170,203)  (210,821)
                                                      -------   --------
Net(Decrease)in Cash and Cash Equivalents . . . . .    (3,468)   (15,299)
Cash and Cash Equivalents, Beginning of Period. . .    11,433     22,322
                                                      -------   --------
Cash and Cash Equivalents, End of Period. . . . . .    $7,965     $7,023
                                                      =======   ========

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .   $57,866    $61,699
  Income taxes. . . . . . . . . . . . . . . . . . .   $49,581    $25,917



The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)
                                   (Thousands)


Periods ended June 30                                  Six Months
                                                     1996       1995

Balance, beginning of period. . . . . . . . . .     $424,412  $346,547
Add net income. . . . . . . . . . . . . . . . .      119,558   100,214
                                                   ---------  --------
                                                     543,970   446,761


Deduct dividends on capital stock:
 Preferred. . . . . . . . . . . . . . . . . . .        4,719     9,475
 Common . . . . . . . . . . . . . . . . . . . .       50,052    50,052
                                                   ---------  --------
                                                      54,771    59,527

Deduct premium paid on preferred stock redemption      7,010      -
                                                   ---------  --------
Balance, end of period. . . . . . . . . . . . .     $482,189  $387,234
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

Regulatory Changes (See Form 10-Q for the quarter ended March 31,
1996, Item 2(a) - Liquidity and Capital Resources, Competitive
Conditions - Regulatory Changes)

     Regulatory issues being addressed by the Public Service Commission of the State of New York (PSC), regulators in other states and the Federal Energy Regulatory Commission (FERC) will ultimately bring about dramatic changes in the electric industry. On April 24, 1996, the FERC issued two orders in its proceeding (Mega-NOPR) relating to the development of competitive wholesale electric markets. On May 20, 1996, the PSC issued an Opinion and Order (Opinion) in its Competitive Opportunities Proceeding.

     Mega-NOPR:  On April 24, 1996, FERC issued Orders 888 and
889 adopting final rules to facilitate the development of competitive wholesale electric markets by opening up transmission services and to address the resulting stranded costs.

     The FERC directed all public utilities to file a compliance open access transmission tariff on or before July 9, 1996. Order 888 allows utilities to submit further modifications to their respective tariff, and customers to request modifications to the tariff.

      The company filed its compliance open access transmission tariff and a modified open access transmission tariff on July 9 and July 10, 1996, respectively. The company is required to operate under the July 9 compliance tariff until the July 10 modified tariff is accepted.

    Under the compliance open access tariff, the company must offer transmission service to its wholesale customers on a basis that is comparable to that which it provides itself. The company is also required to offer and/or provide certain ancillary services.

     Competitive Opportunities Proceeding: In August 1994 the PSC instituted an investigation of issues related to a restructuring of the electric industry in New York (Competitive Opportunities Proceeding). The overall objective of the Competitive Opportunities Proceeding is to identify regulatory and ratemaking practices that will assist in the transition to a more competitive electric industry.

     On May 20, 1996, the PSC issued their Opinion which sets forth the PSC's vision and goals for the future of the electric industry in New York. The Opinion calls for a competitive wholesale power market in early 1997 and the introduction of retail access for all electric customers in early 1998. The PSC's goals include lowering rates for consumers, increasing customer choice, continuing reliability of service, continuing programs that are in the public interest, allaying concerns about market power and continuing customer protections and the obligation to serve.

     In the Opinion, the PSC strongly encourages divestiture, particularly of generation assets, but does not require it. The Opinion states that incentives for divestiture will be worked out individually for each utility in conjunction with its filing to the PSC due by October 1, 1996 setting forth a rate/restructuring plan (see below). The Opinion also states that utilities should have a reasonable opportunity to seek recovery of strandable costs consistent with the goals of lowering rates, fostering economic development, increasing customer choices and maintaining reliable service.

     The Opinion requires each of the major New York electric utilities (except for Long Island Lighting Company and Niagara Mohawk Power Corporation) to submit a rate/restructuring plan by October 1, 1996 that addresses, at a minimum, the following matters:

     - The corporate structure of each utility in both the short and long term, the schedule for and cost of attaining that structure, a description of how that structure complies with the PSC's vision and, in cases where divesture of generation is not proposed, effective mechanisms to adequately address resulting market power concerns;

     - A schedule for introducing retail access to all of the utility's customers and a set of unbundled tariffs that is consistent with the retail access program;

     - A rate plan to be effective for a significant portion of the transition that incorporates the PSC's goal of moving to a competitive market, including mechanisms to reduce rates and address strandable costs;

     - Identification of public policy programs, whose funding is not recoverable in a competitive market, that need special rate treatment and competitively neutral mechanisms to recover such costs;

     - Examination of load pockets unique to the utility, identification of potential market power problems and proposals to mitigate market power; and

     - A plan for the provision of energy services, including customer protections that are consistent with an emerging competitive market.

     Following the submission of the October 1, 1996 filings, all parties in the Competitive Opportunities Proceeding will be able to review and comment on the filings. The PSC will then review each filing.

     The company is actively working on preparation of the above filing called for in the Order.

     Certain above-market costs that New York utilities bear may impair their ability to compete with utilities in other states. The company and the Energy Association of New York State have urged the State of New York to immediately implement policy changes to reduce electricity prices, in ways that could be accomplished without industry restructuring. For example, policy changes could reduce costs associated with purchases from non-utility generators (NUGs), eliminate and/or reduce the gross receipts tax and reduce other state and local taxes.

Natural Gas Industry

     The PSC issued an Opinion and Order in December 1994 (December Order) that set forth the policy framework to guide the transition and movement of New York's gas distribution industry to a more competitive marketplace in the post-FERC Order 636 environment. The PSC subsequently issued an Order on Reconsideration in August 1995 addressing petitions for rehearing or clarification of the December Order. In November 1995 the company, and other utilities, filed restructuring tariffs in compliance with the PSC's Order on Reconsideration. Under the company's tariffs, approved by PSC Order on March 28, 1996 (March Order) with certain modifications, residential and small businesses may buy natural gas from other sources with the company providing delivery service for a separate fee. The March Order approving the company's tariffs is not expected to have a material impact on the company's natural gas operations. In addition, consistent with the March Order, the company is implementing new services to compete more effectively for sales to larger, more sophisticated transportation customers.

     On April 29, 1996, the company and other utilities filed a petition for rehearing of certain of the determinations made in the March Order, including the PSC's decisions to not deal with the stranded cost issue beyond three years and to provide new customers the same access to pipeline capacity as existing customers.


Operational and Financial Flexibility

     Generating Unit Performance: In July 1996 the company announced plans to remove three generating units from active service by mid-1997 if initiatives to improve their marketability did not succeed. The three units, two at Jennison Generating Station and one at Hickling Generating Station, represent 121 megawatts (MW) of capacity and would be placed on long-term cold standby. Currently Goudey, Greenidge and Hickling generating stations each have one unit on long-term cold standby, representing a combined capacity of 132 MW. Certain of these units operated intermittently in 1996 when energy markets were favorable.

Rate Matters  (See Form 10-K for fiscal year ended December 31,
1995, Item 1(a) - Rates and regulatory matters, Electric Rate
Settlement)

     On August 1, 1995, the PSC approved a new three-year electric rate settlement agreement (electric agreement) for the period August 1, 1995 through July 31, 1998. The electric agreement provides for additional revenue of $45.3 million and $45.5 million in years two and three, respectively, with the rate design for years two and three to be determined at a later date.

     In May 1996 a PSC Administrative Law Judge issued a Recommended Decision (RD) on the rate design for years two and three of the electric agreement. Year two calls for a price freeze for about 1,600 industrial and high load factor commercial and public authority customers; an average increase of 2.8% for most other nonresidential customers; and an average increase of 3.7% for residential customers, mostly collected through an increase in the basic monthly service charge.

     To date, the PSC has not acted on the implementation of years two and three of the company's electric agreement. Apparently the PSC needs more time to determine how the electric agreement fits with its Opinion in the Competitive Opportunities Proceeding. The company expects the PSC to consider the matter at its meeting later in August.

     On July 19, 1996, the company filed tariff leaves reflecting rates for year two of the electric agreement with the PSC. The rates reflect a design based on the RD and have an effective date of September 1, 1996. A surcharge will be applied to the rates of the customers mentioned above to reflect the collection of the year two revenue requirement over an eleven month period.


Diversification

     NGE Enterprises, Inc. (NGE), a wholly-owned subsidiary of the company, owns four unregulated businesses - EnerSoft Corporation (EnerSoft), XENERGY, Inc. (XENERGY), NGE Funding Corporation (NGE Funding) and NGE Environmental, Inc. (NGE Environmental).

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

     EnerSoft has been incurring operating losses, and it is anticipated that this will continue in 1996 and 1997. Market acceptance of electronic gas trading and the Channel 4 product is key to improving EnerSoft's financial performance; however, market acceptance remains slow. NGE is currently considering various strategic alternatives regarding EnerSoft.

     XENERGY, acquired in June 1994, is an energy services, information systems and energy-consulting company providing energy services, conservation engineering and professional services to utilities, governmental agencies and end-use energy
consumers.   XENERGY's 1995 revenues were lower than expected due
to a soft utility demand-side management consulting market. Revenues in 1996 are expected to be comparable to 1995. However, as a result of the reorganization mentioned below, revenues are expected to begin to improve later this year.

     In order to meet the changing demands of the market place, XENERGY's management undertook a major reorganization in November 1995. This better positions XENERGY to take advantage of the emerging opportunities in a competitive utility industry. In addition to focusing on new revenue sources, actions were taken to reduce corporate overhead costs, including a workforce reduction.

     XENERGY has been successful in securing customers to supply electricity under pilot programs for retail electricity competition. In Massachusetts, XENERGY was chosen to supply 200 million kilowatt hours per year to the Massachusetts High Technology Council, a group of 13 companies participating in the pilot program. In New Hampshire, XENERGY has formed an alliance with Freedom Energy Company, L.L.C. to supply power to customers representing approximately 10 percent of the 50MW load in the pilot program.

     NGE formed NGE Funding on April 18, 1996. This financing entity was created to provide debt and lease financing to end-use customers as a value-added service in support of NGE's efforts in the energy services business.

     To expand its presence in the end-use energy services market, XENERGY, on April 29, 1996 purchased KENETECH Energy
Management, Inc. This acquisition provides XENERGY with a number of performance based energy contracts, an expanded client base, and a greater depth of experience in the performance based contract area.

     On May 1, 1996, NGE formed NGE Environmental. This entity was created for NGE's entry into the environmental services business. NGE has been exploring opportunities in this area with both domestic and foreign strategic partners in the United States and international markets.

     NGE continues to explore operating services opportunities with both domestic and foreign strategic partners in the U.S. and international markets.

     As of July 31, 1996 and December 31, 1995, the company had invested approximately $56 million and $54 million, respectively, in NGE to finance its diversified investments. For the six months ended June 30, 1996 and for the year ended December 31, 1995, NGE incurred net losses of $6 million and $12 million, respectively. The company expects that NGE will continue to incur operating losses at least through 1997. The loss in 1996 is expected to be comparable to 1995 with a slight improvement expected in 1997.


Investing Activities

     Capital expenditures for the first six months of 1996 totaled $94 million, primarily for the purchase of facilities, extension of service, necessary improvements at existing facilities and environmental compliance requirements. The company estimates its capital expenditures in 1996 will total $215 million and will be financed entirely with internally generated funds.


Financing Activities

     In April 1996 the Company redeemed the remaining $37 million of its 8 5/8% Series first mortgage bonds due 2007, at a premium, through the issuance of commercial paper.

     In July 1996 the company purchased the following, at a discount, through the issuance of commercial paper: $2.6 million of its 4.15% preferred stock, $1.5 million of its 4.15% (1954) preferred stock and $2.0 million of its 4.40% preferred stock.

(b) Results of Operations

Three months ended June 30, 1996 compared with three months ended
June 30, 1995:

                                 1996        1995     % Change
                      (Thousands, except per share amounts)

Operating revenues              $452,933    $439,916     3%
Earnings available for
  common stock                   $18,496     $19,914    (7%)
Average shares outstanding        71,503      71,503     -
Earnings per share                  $.26        $.28    (7%)
Dividends per share                 $.35        $.35     -


     Earnings per share for the three months ended June 30, 1996, decreased two cents compared to the same quarter a year ago. Electric and natural gas retail deliveries for the quarter rose 3% and 7%, respectively, over last year. The increases in deliveries were mainly due to a combination of additional customers and the effects of weather. Higher second quarter sales, including wholesale sales, did not have a significant effect on earnings due to lower margins in 1996. The lower electric and natural gas margins were mainly the result of higher commodity costs.

     Lower interest charges added three cents to second quarter 1996 earnings and a reduction in preferred stock dividends due to the January 1996 redemption of $100 million of 8.95% preferred stock net of related interest expense on commercial paper, added two cents to earnings per share. Those increases were offset by an increase in certain operating expenses, which reduced earnings per share by five cents.

Six months ended June 30, 1996 compared with six months ended
June 30, 1995:

                                 1996        1995     % Change
                      (Thousands, except per share amounts)

Operating revenues            $1,071,697  $1,011,826     6%
Earnings available for
  common stock                  $114,839     $90,739    27%
Average shares outstanding        71,503      71,503     -
Earnings per share                 $1.61       $1.27    27%
Dividends per share                 $.70        $.70     -


     For the six months ended June 30, 1996, earnings per share rose 34 cents compared to the same period a year ago. Higher electric and natural gas retail sales added 23 cents to earnings per share for the six months. The higher sales were mainly due to a combination of colder weather in the first quarter of 1996 compared to the mild winter last year and additional customers. Earnings increased up to eight cents per share due to the elimination of the gas adjustment clause, which will reverse later this year.

     Lower interest charges in 1996 added six cents to earnings per share and a reduction in preferred stock dividends, due to the January 1996 redemption of $100 million of 8.95% preferred stock net of related interest expense on commercial paper, added four cents to earnings per share. Those increases were partially offset by increases in maintenance and other operating expenses, which lowered earnings per share by three cents, and a two-cent charge to earnings per share due to a decrease in other income and deductions.

Operating Results by Business Segment

Electric                          Three Months ended June 30,
                                 1996        1995     % Change
                                    (Thousands)
Retail sales-kilowatt-
  hours (kwh)                  3,092,135   2,995,103     3%
Operating revenues              $397,088    $388,559     2%
Operating expenses              $342,288    $329,978     4%
Operating income                 $54,800     $58,581    (6%)


     Electric retail sales increased 3% for the quarter ended
June 30, 1996, primarily as a result of weather and additional customers.

    The $9 million, or 2%, increase in electric operating revenues for the quarter was primarily due to higher retail sales, which added $11 million to revenues. Changes in prices effective August 1995 added another $5 million to revenues. Those increases were partially offset by a $6 million decrease in regulatory deferrals and a $3 million decrease in sales of electricity to others.

     Electric operating expenses increased by $12 million for the three months, primarily due to a $13 million increase in electricity purchased, mostly due to purchases from NUGs. Increases in certain operating costs added another $3 million to expenses. Those increases were partially offset by a $5 million decrease in fuel used in electric generation (due to reduced generation).

                                    Six Months ended June 30,
                                 1996        1995     % Change
                                    (Thousands)
Retail sales-kilowatt-
  hours (kwh)                  6,734,641   6,457,193     4%
Operating revenues              $869,440    $838,560     4%
Operating expenses              $714,389    $688,257     4%
Operating income                $155,051    $150,303     3%


     For the six months ended June 30, 1996, electric retail sales increased 4% primarily due to colder weather in the first quarter of 1996 compared to the mild winter last year.

     The $31 million, or 4%, increase in electric operating revenues for the six months ended June 30, 1996, was primarily due to higher retail sales which added $30 million to revenues. Changes in prices effective August 1995 added another $19 million to revenues. Those increases were partially offset by a $16 million decrease in regulatory deferrals and a $4 million decrease in sales of electricity to others.

     Electric operating expenses rose $26 million, or 4%, for the six months ended June 30, 1996, compared to the prior year period. Increases in electricity purchased, mostly due to purchases from NUGs, increased operating expenses by $24 million and federal income taxes added another $9 million to operating expenses as a result of higher pretax book income. Those increases were partially offset by a $9 million decrease in fuel used in electric generation (due to reduced generation).

Natural Gas                       Three Months ended June 30,
                                 1996        1995     % Change
                                     (Thousands)
Deliveries-
   dekatherms (dth)               10,938      10,186     7%
Operating revenues               $55,845     $51,357     9%
Operating expenses               $55,760     $49,045    14%
Operating income                     $85      $2,312   (96%)


     Natural gas deliveries increased 7% for the second quarter of 1996 compared to 1995 due to a combination of additional customers and the effects of weather.

     For the three months ended June 30, 1996, natural gas operating revenues rose $4 million, or 9%, compared to the same quarter in 1995. The increase was primarily due to changes in prices effective in August 1995 which added $3 million to revenues.

     The increase of $7 million in natural gas operating expenses for the quarter ended June 30, 1996, was primarily due to a $6 million increase in natural gas purchased that was mostly due to higher commodity prices. Increases in certain operating costs added another $2 million to expenses. A decrease in federal income taxes of $1 million due to lower pretax book income partially offset those increases.

                                  Six Months ended June 30,
                                 1996        1995     % Change
                                     (Thousands)
Deliveries-
   dekatherms (dth)               36,275      32,725    11%
Operating revenues              $202,257    $173,266    17%
Operating expenses              $167,960    $151,920    11%
Operating income                 $34,297     $21,346    61%


     Natural gas deliveries increased 11% for the six months ended June 30, 1996, compared to the same period in 1995, due to a combination of additional customers and colder weather in the first quarter of 1996 compared to the mild winter last year.

     For the six months ended June 30, 1996, natural gas operating revenues increased $29 million, or 17%, compared to the six months ended June 30, 1995. Higher retail sales added $16 million, changes in prices effective August 1995 added $8 million and increased transportation of customer-owned gas added $2 million to revenues for the period.

     Natural gas operating expenses were $16 million, or 11%, higher for the first six months of 1996 compared to the same period in 1995. Operating expenses increased because of higher federal income taxes, the result of higher pretax book income, which added $7 million and an increase in natural gas purchased, due to a higher volume of purchases, which added $4 million. Increases in certain operating costs and an increase in distribution costs added another $3 million to expenses.

PART II - OTHER INFORM                      ATION

Item 1.  Legal Proceedings

     By complaint dated August 12, 1994, as amended October 19, 1994, a class action lawsuit was commenced against the company and James A. Carrigg, Chairman, President and Chief Executive Officer of the company (Defendants) in the U. S. District Court for the Eastern District of New York (Eastern District Court). The lawsuit was brought by two alleged shareholders purporting to act on behalf of purchasers of the company's Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan between May 15 and August 10, 1994, and on behalf of purchasers of the company's securities on the open market between March 15, 1994 and August 10, 1994. The complaint alleged that certain statements in the company's Form 10-K for 1993 and the company's Annual Report to Shareholders for 1993 relating to the company's diversification program and common stock dividend violated the federal securities laws. Plaintiffs sought to recover damages in an unspecified amount.

     On November 23, 1994, the Defendants made a motion to dismiss. On August 21, 1995 the Eastern District Court issued a decision which granted the motion to dismiss and dismissed the action in its entirety. Plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit (Court of Appeals). On May 22, 1996 the Court of Appeals affirmed the decision.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the company was held on May 10, 1996. The following matters were voted upon:

a)  The election of four directors:

   Nominees       Cumulative Votes For  Cumulative Votes Withheld
A. P. Casarett         59,546,469                 269,516
J. J. Castiglia        59,928,551                 112,566
L. B. DeFleur          59,739,250                  76,735
J. M. Keeler           58,017,164               1,798,821

b) A stockholder proposal relating to the elimination of a classified Board of Directors was defeated:

Shares For:            21,281,812
Shares Against:        30,044,897
Shares Abstain:         1,528,205
Broker "Non Voted":     8,889,779

c) A stockholder proposal relating to a percentage reduction in director remuneration based on a dividend reduction was defeated:

Shares For:            10,868,067
Shares Against:        39,417,760
Shares Abstain:         1,302,625
Broker "Non Voted":     8,921,279


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


                       NEW YORK STATE ELECTRIC & GAS CORPORATION
                                     (Registrant)



                       By           Gary J. Turton
                                    Gary J. Turton
                             Vice President and Controller
                              (Chief Accounting Officer)


Date:  August 8, 1996
                               EXHIBIT INDEX


27    -- Financial Data Schedule.