Form 10-Q
period 1996-09-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 1996-11-07
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      September 30, 1996
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of October 31, 1996 was 70,093,827.

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
             (b)    Results of Operations . . . . . . . . . . 13






                                 PART II



Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 18
             (b)    Reports on Form 8-K . . . . . . . . . . . 18



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 19

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 20

                          PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)
                      (Thousands, except per share amounts)


Periods Ended September 30                Three Months         Nine Months
                                          1996     1995      1996       1995
Operating Revenues
 Electric . . . . . . . . . . . . . .  $421,709 $439,357 $1,291,149 $1,277,917
 Natural gas. . . . . . . . . . . . .    34,859   25,337    237,116    198,603
                                        -------  -------  ---------  ---------
      Total Operating Revenues. . . .   456,568  464,694  1,528,265  1,476,520
                                        -------  -------  ---------  ---------
Operating Expenses
 Fuel used in electric generation . .    55,869   62,993    162,149    177,929
 Electricity purchased. . . . . . . .    90,268   78,880    270,956    235,871
 Natural gas purchased. . . . . . . .    22,982   11,330    121,090    105,103
 Other operating expenses . . . . . .    91,749   78,638    252,283    235,747
 Maintenance. . . . . . . . . . . . .    25,292   29,018     78,819     82,416
 Depreciation and amortization. . . .    47,465   46,305    141,608    138,341
 Federal income taxes . . . . . . . .    19,639   30,038    101,568     96,747
 Other taxes. . . . . . . . . . . . .    48,658   50,892    155,798    156,117
                                        -------  -------  ---------  ---------
      Total Operating Expenses. . . .   401,922  388,094  1,284,271  1,228,271
                                        -------  -------  ---------  ---------
Operating Income. . . . . . . . . . .    54,646   76,600    243,994    248,249
Other Income and Deductions . . . . .   (13,893)  (1,658)   (21,369)    (6,842)
                                        -------  -------  ---------  ---------
Income Before Interest Charges. . . .    40,753   74,942    222,625    241,407
                                        -------  -------  ---------  ---------
Interest Charges
 Interest on long-term debt . . . . .    26,944   28,581     81,417     87,094
 Other interest . . . . . . . . . . .     3,398    3,374     12,068     11,578
 Allowance for borrowed funds
   used during construction . . . . .      (641)    (516)    (1,470)      (982)
                                        -------  -------  ---------  ---------
      Interest Charges, Net . . . . .    29,701   31,439     92,015     97,690
                                        -------  -------  ---------  ---------

Net Income. . . . . . . . . . . . . .    11,052   43,503    130,610    143,717
Preferred Stock Dividends . . . . . .     2,436    4,625      7,155     14,100
                                        -------  -------  ---------  ---------
Earnings Available for Common Stock .    $8,616  $38,878   $123,455   $129,617
                                        =======  =======  =========  =========
Earnings Per Share. . . . . . . . . .      $.12     $.54      $1.73      $1.81

Dividends Per Share . . . . . . . . .      $.35     $.35      $1.05      $1.05

Average Shares Outstanding. . . . . .    71,416   71,503     71,474     71,503





The notes on page 6 are an integral part of the financial statements.
Item 1. Financial Statements (Cont'd)

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)

                                                         Sep. 30,    Dec. 31,
                                                           1996        1995

Assets

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .$5,149,558  $5,090,044
 Natural gas. . . . . . . . . . . . . . . . . . . . . .   460,613     445,256
 Common . . . . . . . . . . . . . . . . . . . . . . . .   150,477     140,686
                                                       ----------  ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5,760,648   5,675,986
Less accumulated depreciation . . . . . . . . . . . . . 1,895,677   1,791,625
                                                       ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . . 3,864,971   3,884,361
Construction work in progress . . . . . . . . . . . . .    96,713      79,229
                                                       ----------  ----------
   Total Utility Plant. . . . . . . . . . . . . . . . . 3,961,684   3,963,590

Other Property and Investments, Net . . . . . . . . . .   107,953      99,633

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .    11,977      11,433
 Special deposits . . . . . . . . . . . . . . . . . . .     5,608       5,785
 Accounts receivable, net . . . . . . . . . . . . . . .   136,938     195,834
 Fuel, at average cost. . . . . . . . . . . . . . . . .    43,236      33,682
 Materials and supplies, at average cost. . . . . . . .    45,032      44,809
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    26,754      31,371
 Accumulated deferred federal income
    tax benefits, net . . . . . . . . . . . . . . . . .    32,534       7,594
                                                       ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .   302,079     330,508

Regulatory and Other Assets
 Regulatory assets
    Unfunded future federal income taxes. . . . . . . .   320,597     323,446
    Unamortized debt expense. . . . . . . . . . . . . .    82,122      85,023
    Demand-side management program costs. . . . . . . .    72,349      74,824
    Other regulatory assets . . . . . . . . . . . . . .   185,474     206,736
                                                       ----------  ----------
 Total regulatory assets. . . . . . . . . . . . . . . .   660,542     690,029

 Other assets . . . . . . . . . . . . . . . . . . . . .    16,234      30,571
                                                       ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .   676,776     720,600
                                                       ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . .$5,048,492  $5,114,331
                                                       ==========  ==========



The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)
                                  (Thousands)
                                                         Sep. 30,    Dec. 31,
                                                           1996        1995
Capitalization and Liabilities

Capitalization
 Common stock equity
      Common stock  . . . . . . . . . . . . . . . . . .  $471,359    $476,686
      Capital in excess of par value. . . . . . . . . .   831,852     842,442
      Retained earnings . . . . . . . . . . . . . . . .   468,406     424,412
                                                       ----------  ----------
 Total common stock equity. . . . . . . . . . . . . . . 1,771,617   1,743,540
 Preferred stock redeemable solely at the
    option of the company . . . . . . . . . . . . . . .   134,440     140,500
 Preferred stock subject to mandatory
    redemption requirements . . . . . . . . . . . . . .    25,000      25,000
 Long-term debt . . . . . . . . . . . . . . . . . . . . 1,508,006   1,581,448
                                                       ----------  ----------
    Total Capitalization. . . . . . . . . . . . . . . . 3,439,063   3,490,488
Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .    57,553      37,003
 Current portion of preferred stock . . . . . . . . . .      -        100,000
 Commercial paper . . . . . . . . . . . . . . . . . . .    60,500      28,620
 Accounts payable and accrued liabilities . . . . . . .    99,456     117,637
 Interest accrued . . . . . . . . . . . . . . . . . . .    36,216      24,093
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .    36,037      22,231
 Other. . . . . . . . . . . . . . . . . . . . . . . . .    68,607      68,027
                                                       ----------  ----------
    Total Current Liabilities . . . . . . . . . . . . .   358,369     397,611

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes - unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .   127,044     128,643
  Deferred income taxes . . . . . . . . . . . . . . . .    97,501     108,605
  Other regulatory liabilities. . . . . . . . . . . . .    61,430      56,729
                                                       ----------  ----------
    Total regulatory liabilities. . . . . . . . . . . .   285,975     293,977

 Other liabilities
  Accumulated deferred investment tax credit. . . . . .   121,242     126,032
  Deferred income taxes - other . . . . . . . . . . . .   646,334     617,452
  Other postretirement benefits . . . . . . . . . . . .    89,204      75,683
  Liability for environmental restoration . . . . . . .    31,800      31,800
  Other . . . . . . . . . . . . . . . . . . . . . . . .    76,505      81,288
                                                       ----------  ----------
    Total other liabilities . . . . . . . . . . . . . .   965,085     932,255

    Total Regulatory and Other Liabilities. . . . . . . 1,251,060   1,226,232

Commitments and Contingencies . . . . . . . . . . . . .      -           -
                                                       ----------  ----------
    Total Capitalization and Liabilities. . . . . . . .$5,048,492  $5,114,331
                                                       ==========  ==========

The notes on page 6 are an integral part of the financial statements.
Item 1. Financial Statements (Cont'd)

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)
                                  (Thousands)
Periods Ended September 30                               Nine Months
                                                       1996        1995
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .  $130,610   $143,717
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . . .   141,608    138,341
   Deferred fuel and purchased gas. . . . . . . . .       504     13,051
   Federal income taxes and investment tax credits
     deferred, net .  . . . . . . . . . . . . . . .   (12,601)    21,877
 Changes in current operating assets and liabilities
   Accounts receivable. . . . . . . . . . . . . . .    58,896     49,047
   Inventory. . . . . . . . . . . . . . . . . . . .    (9,777)    13,441
   Accounts payable and accrued liabilities . . . .   (18,181)    (9,903)
   Taxes accrued. . . . . . . . . . . . . . . . . .    13,806     24,731
   Interest accrued . . . . . . . . . . . . . . . .    12,123     12,893
 Other, net . . . . . . . . . . . . . . . . . . . .    73,698     (4,230)
                                                     --------   --------
    Net Cash Provided by Operating Activities . . .   390,686    402,965
                                                     --------   --------
Investing Activities
 Utility plant capital expenditures . . . . . . . .  (148,085)  (120,727)
 Proceeds from governmental and other sources . . .     2,269      4,793
 Expenditures for other property and investments. .    (1,090)    (3,454)
 Funds restricted for capital expenditures. . . . .      -         1,324
                                                     --------   --------
    Net Cash Used in Investing Activities . . . . .  (146,906)  (118,064)
                                                     --------   --------
Financing Activities
 Issuance of pollution control notes. . . . . . . .      -        37,000
 Repurchase of common stock . . . . . . . . . . . .   (17,644)      -
 Repayments of preferred stock and first
    mortgage bonds, including net premiums. . . . .  (171,478)   (92,395)
 Long-term notes, net . . . . . . . . . . . . . . .    (1,576)    (4,006)
 Commercial paper, net. . . . . . . . . . . . . . .    31,880   (151,900)
 Dividends on common and preferred stock. . . . . .   (84,418)   (89,289)
                                                     --------   --------
    Net Cash Used in Financing Activities . . . . .  (243,236)  (300,590)
                                                     --------   --------
Net Increase (Decrease) in Cash and
   Cash Equivalents . . . . . . . . . . . . . . . .       544    (15,689)
Cash and Cash Equivalents, Beginning of Period. . .    11,433     22,322
                                                     --------   --------
Cash and Cash Equivalents, End of Period. . . . . .   $11,977     $6,633
                                                     ========   ========
Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .   $70,786    $75,673
  Income taxes. . . . . . . . . . . . . . . . . . .   $72,680    $36,843

The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)
                                   (Thousands)


Periods ended September 30                             Nine Months
                                                     1996      1995

Balance, beginning of period. . . . . . . . . .    $424,412  $346,547
Add net income. . . . . . . . . . . . . . . . .     130,610   143,717
                                                   --------  --------
                                                    555,022   490,264

Deduct dividends on capital stock:
 Preferred. . . . . . . . . . . . . . . . . . .       7,155    14,100
 Common . . . . . . . . . . . . . . . . . . . .      75,078    75,078
                                                   --------  --------
                                                     82,233    89,178
Deduct premium paid on preferred stock
redemption, net . . . . . . . . . . . . . . . .       4,383      -
                                                   --------  --------
Balance, end of period. . . . . . . . . . . . .    $468,406  $401,086
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


Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Competitive conditions  (See Form 10-K for fiscal year ended
December 31, 1995, Item 1(c)(x) - Competitive conditions)

Regulatory Changes (See Form 10-Q for the quarter ended June 30,
1996, Item 2(a) - Liquidity and Capital Resources, Competitive conditions - Regulatory Changes)

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

     The company filed its compliance open access transmission tariff and a modified open access transmission tariff on July 9 and July 10, 1996, respectively. The company is required to operate under the July 9 compliance tariff until the July 10 modified tariff becomes effective.

     The company's modified open access tariff has been accepted for filing and suspended for five months, to become effective on February 9, 1997, subject to refund and subject to any further orders.

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

     On May 20, 1996, the PSC issued its Order which sets forth the PSC's vision and goals for the future of the electric industry in New York. The Order calls for implementation of a competitive wholesale power market in early 1997 and the introduction of retail access for all electric customers in early 1998. In addition, the Order calls for lowering rates of consumers, increasing customer choice, continuing reliability of service, continuing programs that are in the public interest, allaying concerns about market power and continuing customer protections and the obligation to serve. In the Order, the PSC strongly encourages divestiture, particularly of generation assets, but does not require it. The Order states that incentives for divestiture will be worked out individually for each utility in conjunction with its rate and restructuring plan submission in this proceeding which was due October 1, 1996. The Order also states that utilities should have a reasonable opportunity to seek recovery of strandable costs consistent with the goals of lowering rates, fostering economic development, increasing customer choices and maintaining reliable service. Certain aspects of the restructuring envisioned by the PSC -- particularly the PSC's apparent determinations that it can deny a reasonable opportunity to recover prudent past investments made on behalf of the public, order retail wheeling, require divestiture of generation assets and deregulate certain sectors of the energy market -- could, if implemented, have a negative effect on the operations of New York's investor-owned electric utilities, including the company.
     On September 18, 1996, the company joined with six other New York utilities and the Energy Association of New York State in filing a lawsuit in the New York State Supreme Court in Albany (Court) to annul the PSC's Order. The lawsuit contends, among other things, that the PSC (i) failed to follow proper procedures for reaching a decision in the Competitive Opportunities Proceeding and (ii) lacks the statutory or legal authority to (a) disallow a reasonable opportunity for utilities to recover past expenditures prudently incurred to fulfill their legal obligation to provide electricity service to the public, (b) mandate retail wheeling, (c) deregulate the rates charged by electricity generators or the energy services sector and (d) order divestiture of the utilities' assets. The lawsuit seeks a declaration that the PSC's Order is unlawful, or in the alternative, that the Court clarify that the PSC's Order can be given no binding effect by the PSC.

     On September 27, 1996, the company submitted a five-year rate and restructuring plan (NYSEGPlan) in the Competitive Opportunities Proceeding for the company's transition to competition. NYSEGPlan presents a five-year transition plan to functionally separate generation from the delivery components of the regulated electric business and to recover past prudent investments.

     NYSEGPlan calls for wholesale competition to begin August 1, 1997 with retail competition being phased in beginning August 1998. In addition, the average retail price of electricity would be frozen for five years, beginning August 1, 1997, and would allow most customers to increase their electricity use at about half the present price. NYSEGPlan would equate to a seven-year freeze for industrial and high load factor customers if the PSC ultimately approves the rate design recommendation for years two and three of the three-year electric rate settlement agreement agreed to by the PSC in August 1995. (See below - Operational and Financial Flexibility, Rate Matters.)

     NYSEGPlan is contingent upon (i) the receipt of electric price increases of 2.8% this year and 2.7% on August 1, 1997, as approved by the PSC in August 1995 in the current electric rate settlement agreement, (ii) the reasonable opportunity to fully recover prudently incurred investments, (iii) the outcome of the Energy Association lawsuit discussed above, (iv) FERC approval and implementation of a statewide Independent System Operator and Power Exchange, (v) unrestricted investment and earnings potential by unregulated affiliates and (vi) final corporate and regulatory approvals.

     On October 9, 1996, the PSC issued a procedural order (October Order) establishing a 90-day period ending January 7, 1997, for completion of discovery and settlement negotiations regarding the utilities' submissions. If a settlement is achieved within the 90-day period, all briefs in support or opposition to the settlement as well as any additional matters must be completed and the record closed no later than March 8, 1997. In the absence of a settlement at the conclusion of the 90-day period, the presiding administrative law judge will set the remaining procedural schedule. Any hearings as well as the submission of briefs and the closing of the record must be completed no later than March 8, 1997.

     Given the uncertainties regarding the Competitive
Opportunities Proceeding and the Energy Association's lawsuit to annul the PSC's Order in the Competitive Opportunities
Proceeding, the company is unable to predict the outcome of this proceeding and the ultimate effect on the company's financial position or results of operations.


Operational and Financial Flexibility

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

     On July 19, 1996, the company filed tariff leaves reflecting rates for year two of the electric agreement with the PSC. The rates reflected a design based on the RD and had an effective date of September 1, 1996.

     On August 26, 1996, the PSC issued an Order which deferred the use of the year two rates contained in the tariff leaves through December 30, 1996, unless otherwise ordered by the PSC.

     On September 9, 1996, the company filed a petition for rehearing with the PSC requesting that the PSC vacate its August 26 Order and place in effect a tariff containing a revenue allocation and rate design that will result in an increase in revenues of $45.3 million over year two of the electric agreement.

     The company is unable to predict the outcome of this matter and its ultimate effect on the company's financial position or results of operations.


Natural Gas Industry

     The PSC issued an Opinion and Order in December 1994 (December Order) that set forth the policy framework to guide the transition and movement of New York's gas distribution industry to a more competitive marketplace in the post-FERC Order 636 environment. The PSC subsequently issued an Order on Reconsideration in August 1995 addressing petitions for rehearing or clarification of the December Order. In November 1995 the company and other utilities filed restructuring tariffs in compliance with the PSC's Order on Reconsideration. Under the company's tariffs, approved by PSC Order on March 28, 1996 (March Order) with certain modifications, residential and small businesses may buy natural gas from other sources with the company providing delivery service for a separate fee. The March Order approving the company's tariffs is not expected to have a material effect on the company's natural gas operations. In addition, consistent with the March Order, the company is implementing new services to compete more effectively for sales to larger, more sophisticated transportation customers.

     On April 29, 1996, the company and other utilities filed a petition for rehearing of certain of the determinations made in the March Order, including the PSC's decisions to not address the stranded cost issue beyond three years and to provide new customers the same access to pipeline capacity as existing customers.

     On September 13, 1996, the PSC issued its Order on Rehearing denying the utilities' requests. The company is evaluating its options regarding this Order on Rehearing. The company does not expect this Order on Rehearing to have a material effect on the its natural gas operations prior to the year 2000. Due to uncertainties in the natural gas industry, the company is unable to predict the effect of this Order on Rehearing on its natural gas operations after the year 2000, however, the company does not expect it to have a material effect.

Diversification (See Form 10-Q for the quarter ended June 30,
1996, Item 2(a) - Diversification)

     NGE Enterprises, Inc. (NGE), a wholly-owned subsidiary of the company, owns four unregulated businesses - EnerSoft Corporation (EnerSoft), XENERGY, Inc. (XENERGY), NGE Funding Corporation (NGE Funding) and NGE Environmental, Inc. (NGE Environmental).

     EnerSoft was formed in May 1993 to develop and market computer software and real-time information and trading systems for natural gas utilities, marketers and pipeline operators. EnerSoft, in an alliance with the New York Mercantile Exchange, has developed Channel 4, a natural gas and pipeline capacity trading and information system for the North American market. The Channel 4 system was made available for use in 1995, but sales have been disappointing.

     NGE has reviewed its investment in EnerSoft and determined that EnerSoft no longer fits NGE's strategic focus. As a result of this decision, the company took a $10 million charge against 1996 third quarter earnings for the writedown of NGE's investment in EnerSoft. NGE is assessing various exit strategies for EnerSoft and intends to exit the business by December 31, 1996.

     XENERGY, acquired in June 1994, is an energy services, information systems and energy-consulting company providing energy services, conservation engineering and professional services to utilities, governmental agencies and end-use energy
consumers.   XENERGY's 1995 revenues were lower than expected due
to a soft utility demand-side management consulting market. Revenues in 1996 are expected to be slightly higher than 1995.

     As of October 31, 1996 and December 31, 1995, the company had invested approximately $57 million and $54 million, respectively, in NGE to finance its diversified investments. For the nine months ended September 30, 1996 and for the year ended December 31, 1995, NGE incurred net losses of $20 million, which includes the $10 million writedown related to EnerSoft, and $12 million, respectively. The company expects that NGE will continue to incur operating losses at least through 1997, but at a lower level due to its plan to exit EnerSoft. The loss in 1996, excluding the writedown related to EnerSoft, is expected to be comparable to 1995.

Investing Activities

     Capital expenditures for the first nine months of 1996 totaled $147 million, primarily for the Seneca Lake gas storage project, extension of service, purchase of facilities, necessary improvements at existing facilities and environmental compliance requirements. The company estimates its capital expenditures in 1996 will total $206 million and will be financed entirely with internally generated funds.


Financing Activities

     In July 1996 the company purchased the following, at a discount, through the issuance of commercial paper: $2.6 million of its 4.15% preferred stock, $1.5 million of its 4.15% (1954) preferred stock and $2.0 million of its 4.40% preferred stock.

     In September 1996 the company initiated a common stock repurchase program not to exceed four million shares. The company plans to purchase shares from time to time as market and other conditions warrant. As of September 30, 1996, the company had repurchased 799,000 shares.

(b) Results of Operations

Three months ended September 30, 1996 compared with three months ended September 30, 1995:

                                      1996       1995    % Change
                           (Thousands, except per share amounts)

Operating revenues                 $456,568   $464,694      (2%)
Operating income                     54,646     76,600     (29%)
Earnings available for
  common stock                       $8,616    $38,878     (78%)
Average shares outstanding           71,416     71,503       -
Earnings per share                     $.12       $.54     (78%)
Dividends per share                    $.35       $.35       -


     Earnings per share for the three months ended September 30, 1996, decreased 42 cents compared to the prior year period.

     In September 1996 the company recorded a 14 cents per share charge to write down an investment in EnerSoft Corporation by NGE
Enterprises, Inc., the company's wholly-owned subsidiary as discussed earlier.

     Lower electric retail margins, primarily due to an increase in purchases from NUGs, reduced earnings eight cents per share. Lower natural gas margins reduced earnings three cents per share due to the following combination of factors. Earnings were reduced by 11 cents per share because natural gas pipeline capacity costs are now recorded evenly throughout the year due to the elimination of the gas adjustment clause. In 1995 pipeline capacity costs were based on the volume of natural gas sold, which is lower in summer months than in winter months. This decrease was mitigated by higher natural gas revenues resulting from an increase in natural gas deliveries, a change in rate structure effective December 1995 and changes in prices effective August 1995.

     Normal weather this year, compared to the unusually hot summer in 1995, resulted in a 3% decrease in electric retail sales, reducing earnings by seven cents per share. Higher operating costs lowered earnings by nine cents per share for the three months.

Nine months ended September 30, 1996 compared with nine months ended September 30, 1995:

                                    1996         1995   % Change
                           (Thousands, except per share amounts)

Operating revenues              $1,528,265   $1,476,520     4%
Operating income                   243,994      248,249    (2%)
Earnings available for
  common stock                    $123,455     $129,617    (5%)
Average shares outstanding          71,474       71,503     -
Earnings per share                   $1.73        $1.81    (4%)
Dividends per share                  $1.05        $1.05     -


     For the nine months ended September 30, 1996, earnings decreased eight cents per share compared to the prior year period.

     A decrease in other income and deductions reduced earnings by 19 cents per share, primarily due to the writedown of the investment in EnerSoft Corporation, as discussed earlier. Higher operating costs reduced earnings by 12 cents per share and an increase in federal income taxes due to higher taxable income further reduced earnings by seven cents per share.

     Those decreases were partially offset by higher electric and natural gas retail sales, which contributed 15 cents per share to earnings. The higher sales were mainly due to a combination of colder weather in the first quarter of 1996 compared to the mild winter a year earlier and additional customers. Lower interest charges in 1996 added eight cents per share to earnings and a reduction in preferred stock dividends, primarily due to the January 1996 redemption of $100 million of 8.95% preferred stock net of related interest expense on commercial paper, added seven cents per share to earnings.

Operating Results by Business Segment

Electric                        Three Months ended September 30,
                                  1996          1995    % Change
                                      (Thousands)
Retail sales-kilowatt-
  hours(kwh)                    3,162,636     3,254,094   (3%)
Operating revenues               $421,709      $439,357   (4%)
Operating expenses               $359,615      $357,911    -


     Electric retail sales decreased 3% for the quarter ended
September 30, 1996, primarily as a result of the unusually hot summer weather of 1995 that increased retail sales for that period.

     The $18 million, or 4%, decrease in electric operating revenues for the quarter was primarily due to lower sales, which reduced revenues $10 million. The elimination of the fuel adjustment clause, in accordance with the electric rate settlement effective August 1995, net of an increase in base prices, further reduced revenues $7 million.

     The $2 million increase in electric operating expenses for the three months is primarily attributable to an $11 million increase in electricity purchased, mostly due to purchases from NUGs and an increase in other operating expenses of $12 million. Those increases were partially offset by a $9 million decrease in federal income taxes due to lower pretax book income, a $7 million decrease in fuel used in electric generation and a $4 million decrease in maintenance expense.

                                Nine Months ended September 30,
                                1996           1995     % Change
                                    (Thousands)
Retail sales-kilowatt-
  hours(kwh)                  9,897,277      9,711,287     2%
Operating revenues           $1,291,149     $1,277,917     1%
Operating expenses           $1,074,004     $1,046,168     3%


     Electric retail sales increased 2% for the nine months ended
September 30, 1996, primarily because of colder weather in the first quarter of 1996 compared to the mild winter a year earlier and additional customers.

     The $13 million, or 1%, increase in electric operating revenues for the nine months ended September 30, 1996, was primarily from higher retail sales, which added $21 million to revenues. Changes in prices effective August 1995, net of the effect of eliminating the fuel adjustment clause, added another $13 million to revenues. Those increases were partially offset by a decrease in regulatory deferrals of $20 million.

     Electric operating expenses rose $28 million, or 3%, for the nine months ended September 30, 1996. Increases in electricity purchased, mostly due to purchases from NUGs, increased operating expenses by $35 million and increases in other operating costs added another $12 million to expenses. Those increases were partially offset by a $16 million decrease in fuel used in electric generation primarily due to reduced generation.

Natural Gas                      Three Months ended September 30,
                                   1996         1995    % Change
                                      (Thousands)
Deliveries-
   dekatherms(dth)                 7,136        6,738      6%
Operating revenues               $34,859      $25,337     38%
Operating expenses               $42,307      $30,183     40%


     Natural gas deliveries increased 6% for the third quarter of 1996 compared to 1995 due to additional customers and increased usage by several large customers.

     For the three months ended September 30, 1996, natural gas operating revenues rose $10 million, or 38%, compared to the 1995 period. The increase was primarily due to a change in rate structure effective December 1995 and changes in prices effective August 1995 that added $8 million to revenues. Sales of natural gas to others added another $1 million to revenues.

     The $12 million, or 40%, increase in natural gas operating expenses for the quarter resulted from a $12 million increase in natural gas purchased because natural gas pipeline capacity costs are now recorded evenly throughout the year due to the elimination of the gas adjustment clause discussed earlier.

                                  Nine Months ended September 30,
                                    1996         1995   % Change
                                      (Thousands)
Deliveries-
   dekatherms(dth)                 43,411       39,463     10%
Operating revenues               $237,116     $198,603     19%
Operating expenses               $210,267     $182,103     15%


     Natural gas deliveries increased 10% for the nine months ended September 30, 1996, due to a combination of colder weather and additional customers in the first quarter of 1996 compared to the mild winter a year earlier.

      Natural gas operating revenues increased $39 million, or 19%, for the nine months ended September 30, 1996. Higher retail sales added $17 million and a change in rate structure effective December 1995 and changes in prices effective August 1995 added $17 million. Also, an increase in transportation of customer-owned gas added $3 million to revenues for the period.

     Comparing the two nine month periods, natural gas operating expenses rose $28 million, or 15%. An increase in natural gas purchased, due to higher commodity costs and higher deliveries, added $16 million; higher federal income taxes, because of higher pretax book income, added $5 million and an increase in certain operating costs added $5 million to expenses.

PART II - OTHER INFORM                      ATION


Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - See Exhibit Index.

  (b) Reports on Form 8-K

     A report on Form 8-K dated August 26, 1996, was filed to report certain information under Item 5, "Other Events."

     A report on Form 8-K dated September 18, 1996, was filed to report certain information under Item 5, "Other Events."

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


                       NEW YORK STATE ELECTRIC & GAS CORPORATION
                                     (Registrant)



                       By           Gary J. Turton
                                    Gary J. Turton
                             Vice President and Controller
                              (Chief Accounting Officer)


Date:  November 7, 1996
                               EXHIBIT INDEX

10-54 -- Employment Agreement for W. W. von Schack.
10-55 -- Employment Agreement for W. W. von Schack Amendment
         No. 1.
27    -- Financial Data Schedule.