Form 10-K405
period 1996-12-31
NEW YORK STATE ELECTRIC & GAS CORP
filed 1997-03-14
CIK 71675

NEW YORK STATE ELECTRIC & GAS CORPORATION
                              (Registrant)








                                FORM 10-K


                                ---------


                              ANNUAL REPORT


                 For Fiscal Year Ended December 31, 1996













                                   To

                   SECURITIES AND EXCHANGE COMMISSION


                         WASHINGTON, D.C.  20549

                            TABLE OF CONTENTS


                                                                 Page
                                   PART I

Item  1.   Business
          (a) General development of business. . . . . . . . . .  3
          (b) Financial information about industry segments. . .  3
          (c) Narrative description of business
               Principal business. . . . . . . . . . . . . . . .  3
               New product or segment. . . . . . . . . . . . . .  4
               Sources and availability of raw materials . . . .  4
               Franchises  . . . . . . . . . . . . . . . . . . .  5
               Seasonal business . . . . . . . . . . . . . . . .  5
               Working capital items . . . . . . . . . . . . . .  5
               Single customer . . . . . . . . . . . . . . . . .  5
               Backlog of orders . . . . . . . . . . . . . . . .  5
               Business subject to renegotiation . . . . . . . .  5
               Competitive conditions. . . . . . . . . . . . . .  5
               Research and development. . . . . . . . . . . . .  6
               Environmental matters . . . . . . . . . . . . . .  6
                 Water quality . . . . . . . . . . . . . . . . .  6
                 Air quality . . . . . . . . . . . . . . . . . .  7
                 Waste disposal. . . . . . . . . . . . . . . . .  8
              Number of employees. . . . . . . . . . . . . . . .  8
          (d) Financial information about foreign and domestic
              operations and export sales. . . . . . . . . . . .  8

Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . .  9

Item  3.  Legal proceedings. . . . . . . . . . . . . . . . . . . 10

Item  4.  Submission of matters to a vote of security holders. . 16

Executive officers of the Registrant . . . . . . . . . . . . . . 16


                                   PART II


Item  5.  Market for Registrant's common equity and related
            stockholder matters. . . . . . . . . . . . . . . . . 17

Item  6.  Selected financial data. . . . . . . . . . . . . . . . 18

Item  7.  Management's discussion and analysis of financial
            condition and results of operations. . . . . . . . . 19

                                                                Page

Item  8.  Financial statements and supplementary data. . . . . . 35
          Financial Statements
            Consolidated Statements of Income. . . . . . . . . . 35
            Consolidated Balance Sheets. . . . . . . . . . . . . 36
            Consolidated Statements of Cash Flows. . . . . . . . 38
            Consolidated Statements of Changes in
              Common Stock Equity. . . . . . . . . . . . . . . . 39
          Notes to Consolidated Financial Statements . . . . . . 40
          Report of Independent Accountants. . . . . . . . . . . 58
          Financial Statement Schedules
            II. Consolidated Valuation and Qualifying
                    Accounts . . . . . . . . . . . . . . . . . . 59

Item  9.  Changes in and disagreements with accountants on
            accounting and financial disclosure. . . . . . . . . 60


                                  PART III


Item 10.  Directors and executive officers of the Registrant . . 60

Item 11.  Executive compensation . . . . . . . . . . . . . . . . 60

Item 12.  Security ownership of certain beneficial owners
            and management . . . . . . . . . . . . . . . . . . . 60

Item 13.  Certain relationships and related transactions . . . . 60


                                   PART IV


Item 14.  Exhibits, financial statement schedules, and
            reports on Form 8-K
         (a)  List of documents filed as part of this report
                Financial statements . . . . . . . . . . . . . . 60
                Financial statement schedules. . . . . . . . . . 60
                Exhibits
                  Exhibits delivered with this report. . . . . . 61
                  Exhibits incorporated herein by reference. . . 61

         (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . 65

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 66

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                                 FORM 10-K
(Mark one)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996.
                                    OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to              .

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

                           * * * * * * * * * * *

     The aggregate market value as of February 28, 1997, of the common stock held by non-affiliates of the Registrant was $1,612,095,178.

     Common stock - 69,337,427 shares outstanding as of February 28, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE

           Document                                     10-K Part

     The company has incorporated by reference
     certain portions of its Proxy Statement
     dated April 11, 1997, which will be filed
     with the Commission prior to April 30, 1997.          III

                                 PART I

Item 1.  Business

(a)  General development of business

     New York State Electric & Gas Corporation (company) was organized under the laws of the State of New York in 1852.

     The following general developments have occurred in the business of the company since January 1, 1996:

Regulatory and Rate Matters
(See Item 7 - Competitive Conditions and Rate Matters.)


Energy Services
(See Item 7 - Energy Services and Note 10 to the Consolidated
Financial Statements.)


(b)  Financial information about industry segments
     (See Note 12 to the Consolidated Financial Statements.)


(c)  Narrative description of business

     (i)  Principal business

     The company's principal business is generating, purchasing, transmitting and distributing electricity and purchasing,
transporting and distributing natural gas.   The service
territory, 99% of which is located outside the corporate limits of cities, is in the central, eastern and western parts of the State of New York. The service territory has an area of approximately 19,600 square miles and a population of 2,400,000. The larger cities in which the company serves both electricity and natural gas are Binghamton, Elmira, Auburn, Geneva, Ithaca and Lockport. The company serves approximately 808,000 electric customers and 238,000 natural gas customers. Its service territory reflects a diversified economy, including high-tech firms, light industry, colleges and universities, agriculture and recreational facilities. No customer accounts for 5% or more of either electric or natural gas revenues. For the years 1996, 1995 and 1994, 84%, 85% and 84%, respectively, of operating revenue was derived from electric service and the balance was derived from natural gas service.

     The 1996-1997 winter peak load of 2,404 megawatts (mw), was set on January 17, 1997. This is 207 mw less than the all-time peak of 2,611 mw set on January 19, 1994. Power supply capability to meet peak loads is currently 3,094 mw. This is composed of 2,511 mw of generating capacity (89% coal-fired, 8% nuclear and 3% hydroelectric) and 1,190 mw of purchases offset by 607 mw of firm sales. The purchases are composed of 599 mw from nonutility generators (NUGs) and 591 mw from the New York Power Authority (NYPA). Most purchases from NYPA are hydroelectric power.

     On January 18, 1997, the company experienced its 1996-1997 maximum peak daily sendout for natural gas of 413,309 dekatherms.
This exceeded, by 9,686 dekatherms, the previous year peak of 403,623 dekatherms set on February 5, 1996.

     (ii) New product or segment
         (See Item 7 - Energy Services and Note 10 to the
         Consolidated Financial Statements.)

    (iii) Sources and availability of raw materials

Electric

     In 1996, approximately 88% of the company's generation was coal-fired steam electric, 10% nuclear and 2% hydroelectric power. About 44% of the company's steam electric generation in 1996 was supplied from its one-half share of the output from the Homer City Generating Station, which is owned in common with Pennsylvania Electric Company. An additional 31% was supplied from the company's Kintigh Generating Station, and the remaining 25% was supplied from its other generating stations which are located in New York State.

     Coal

          Coal for the New York generating stations is obtained primarily from Pennsylvania and West Virginia. Of the 3.1 million tons of coal purchased for the New York generating stations in 1996, approximately 84% was purchased under contract and the balance on the open market. Coal purchased under contract is expected to be approximately 88% of the estimated 3.4 million tons to be purchased in 1997.

          The annual coal requirement for the Homer City Generating Station is approximately 4.7 million tons, the majority of which is obtained under long-term contracts. During 1996, approximately 58% of Homer City Generating Station coal was obtained under these contracts. The company anticipates obtaining approximately 60% of the 1997 requirements under these contracts. The balance will be purchased under short-term contracts and, when necessary, on the open market.

     Nuclear

          During the fall of 1996, Niagara Mohawk Power Corpora-tion (Niagara Mohawk), the operator of Nine Mile Point nuclear generating unit No. 2 (NMP2), in which the company has an 18% interest, installed reload No. 5 into the reactor core at NMP2. This refueling will support NMP2 operations through the spring of 1998. Reload No. 6 is scheduled for May 1998 and will support operations through the spring of 2000. Enrichment services are under contract with the U.S. Enrichment Corporation for 100% of the enrichment requirements through 1998 and 75% of the requirements through 2003. Fuel fabrication services are under contract through 2004. Approximately 90% of the uranium and conversion requirements are under contract through 2003.

     Natural Gas
(See Item 7 - Competitive Conditions - Natural Gas Industry,
Seneca Lake Natural Gas Storage Project.)

     The natural gas supply mix includes long-term, short-term and spot natural gas purchases transported on both firm and interruptible transportation contracts. During 1996, about 60% of the company's natural gas supply was purchased from various suppliers under long-term and short-term sales contracts and 40% was purchased on the monthly spot natural gas market to maximize natural gas cost savings. The company's natural gas supply is expected to be purchased in 1997 in a similar proportion as in 1996.


     (iv) Franchises
          (See Item 7 - Competitive Conditions.)

     The company has, with minor exceptions, valid franchises from the municipalities in which it renders service to the public. In 1996, the company obtained authorization from the Public Service Commission of the State of New York (PSC) for natural gas distribution service in the city of Plattsburgh, the towns of Carlisle, Cobleskill, Davenport and Saranac, the villages of Cobleskill and Dannemora and certain sections of the town of Halfmoon and village of Rouses Point.


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


    (vii) Single customer - Not applicable


   (viii) Backlog of orders - Not applicable


     (ix) Business subject to renegotiation - Not applicable


      (x) Competitive conditions
          (See Item 7 - Competitive Conditions and Accounting
          Issues.)

     (xi) Research and development

     Expenditures on research and development in 1996, 1995 and 1994 amounted to $11.9 million, $13.1 million and $14.5 million, respectively, principally for the company's internal research programs and for contributions to research administered by the Electric Power Research Institute, the Empire State Electric Energy Research Corporation, the New York Gas Group and the New York State Energy Research and Development Authority. These expenditures are designed to improve existing technologies and to develop new technologies for the production, distribution and customer use of energy.

    (xii) Environmental matters
          (See Item 3 - Legal proceedings, Item 7 - Accounting
          Issues and Notes 7, 8 and 9 to the Consolidated
          Financial Statements.)

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

     Capital additions to meet environmental requirements during the three years ended December 31, 1996 were approximately $37 million and are estimated to be $7 million for 1997, $10 million for 1998 and $2 million for 1999.

Water quality

     The company is required to comply with federal and state water quality statutes and regulations including the Clean Water Act (Water Act). The Water Act requires that generating stations be in compliance with federally issued National Pollutant Discharge Elimination System Permits (NPDES Permits) or state issued State Pollutant Discharge Elimination System Permits (SPDES Permits), which reflect water quality considerations for the protection of the environment. The company has SPDES Permits for its six coal-fired generating stations in New York and NMP2. The company's Homer City Generating Station in Pennsylvania has a NPDES permit.

     In connection with the issuance of permits under the Water Act, the company has conducted studies of the effects of its coal pile operations on groundwater quality at its Greenidge, Jennison, Milliken and Hickling Generating Stations. New York State groundwater standards are sometimes exceeded at certain locations at each of those stations. Preliminary studies at Greenidge Generating Station indicate that elevated levels of groundwater constituents do not appear to be directly attributable to the coal pile. The remedial work at Jennison Generating Station was completed in 1995. The remediation action at Milliken Generating Station is expected to cost $1.5 million. The remedial action, if required, at Hickling and Greenidge Generating Stations is estimated to cost $1.4 million. Groundwater monitoring data for Kintigh and Homer City Generating Stations does not indicate facility-induced groundwater contamination.

Air quality

     The company is required to comply with federal and state air quality statutes and regulations. All stations have the required federal or state operating permits. Stack tests and continuous emissions monitoring indicate that the stations are generally in compliance with permit emission limitations, although occasional opacity exceedances occur. Efforts continue in the identification and elimination of the causes of opacity exceedances. The company and Pennsylvania Electric Company may find it necessary either to upgrade or install additional equipment at the Homer City Generating Station in order to consistently meet the particulate emission requirements.

     The Clean Air Act Amendments of 1990 (1990 Amendments) limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. The U. S. Environmental Protection Agency
(EPA) allocates annual emissions allowances to each of the company's coal-fired generating stations based on statutory emissions limits. An emissions allowance represents an authorization to emit, during or after a specified calendar year, one ton of sulphur dioxide.

     The costs of controlling toxic emissions under the 1990 Amendments, if required, cannot be estimated at this time, since the type and level of reductions that may be required is dependent on several studies currently being performed by the EPA. Regulations may be adopted at the state level that would limit toxic emissions even further, at an additional cost to the company.

     The company estimates that it will have allowances in excess of the affected coal-fired generating stations' actual emissions during Phase I, which began January 1, 1995. The company's present strategy is to bank excess allowances for use in later years. It is estimated that the company will meet Phase II (which begins January 1, 2000) emissions requirements through the year 2004, by using allowances banked during Phase I together with the company's Phase II annual emissions allowances. This strategy could be modified should market or business conditions change.

Waste disposal

     The company has received or applied for SPDES Permits, Solid Waste Disposal Facilities Permits and applicable local permits for its active ash disposal sites for its New York generating stations. Groundwater standards have been exceeded in areas close to portions of the Milliken and Weber ash disposal sites. Corrective actions have been taken and studies are continuing to monitor the effectiveness of the corrective actions.

     The company has received NPDES permits, a Solid Waste Disposal Permit and applicable local permits for its active ash disposal site for the Homer City Generating Station and for the active refuse disposal site for the Homer City Coal Cleaning Plant.

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


   (xiii)  Number of employees

     The company had 4,114 employees as of December 31, 1996.


(d) Financial information about foreign and domestic operations and export sales - Not applicable

Item 2.  Properties
(See Item 7 - Competitive Conditions - Electric Industry,
Generation Business.)

     The company's electric system includes coal-fired, nuclear, hydroelectric and internal combustion generating stations, substations and transmission and distribution lines, all of which are located in the State of New York, except for the Homer City Generating Station and related facilities which are located in the Commonwealth of Pennsylvania. Generating facilities are:

      Name and location of station                  Generating
Coal-fired                                       capability (mw)
  Goudey            (Binghamton, N.Y.)                  80 (1)
  Greenidge         (Dresden, N.Y.)                    104 (1)
  Hickling          (East Corning, N.Y.)                44 (1)
  Jennison          (Bainbridge, N.Y.)                  72
  Milliken          (Lansing, N.Y.)                    302
  Kintigh           (Somerset, N.Y.)                   675
  Homer City        (Homer City, Pa.)                  959 (2)
                                                     -----
     Total coal-fired                                2,236
Nuclear
  NMP2              (Oswego, N.Y.)                     206 (3)
Hydroelectric       (Various - 9 locations)             62
Internal combustion (Various - 2 locations)              7
                                                     -----
     Total - all stations                            2,511
                                                     =====
(1) The company has one unit at each of the Goudey, Greenidge and Hickling Generating Stations, with a combined capability of 133 megawatts, on long-term cold standby. These units can be brought on-line in three to fourteen days.
(2)  Company's 50% share of the generating capability.
(3)  Company's 18% share of the generating capability.

     The company owns 433 substations having an aggregate transformer capacity of 13,367,720 kilovolt-amperes. The transmission system consists of 4,840 circuit miles of line. The distribution system consists of 33,724 pole miles of overhead lines and 2,025 miles of underground lines.

     The company's natural gas system consists of the distribution of natural gas through 745 miles of transmission pipelines (over 3-inch equivalent) and 6,000 miles of distribution pipelines (under 3-inch equivalent).

     Somerset Railroad Corporation (SRC), a wholly-owned subsidiary, owns a rail line consisting of 15 1/2 miles of track and related property rights in Lockport, Newfane and Somerset, New York which is used primarily to transport coal and other materials to the Kintigh Generating Station.

     The company's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all of the company's properties. Substantially all of the properties of SRC, other than rolling stock, are subject to a lien of a mortgage and security agreement.

Item 3.  Legal proceedings
(See 1(c)(xii) - Environmental matters and Item 7 - Competitive
Conditions and Rate Matters.)

     The company is unable to predict the ultimate disposition of the matters referred to below in (a), (b), (d), (g), (h), (i), the first paragraphs in (c) and (f) and the first three paragraphs in (e). However, since the PSC has allowed the company to recover in rates remediation costs for certain of the sites referred to in the preceding sentence, there is a reasonable basis to conclude that the company will be permitted to recover in rates any remediation costs that it may incur for all of the sites referred to in the preceding sentence. Therefore, the company believes that the ultimate disposition of the matters referred to below in (a), (b), (d), (g), (h), (i), the first paragraphs in (c) and (f) and the first three paragraphs in (e) will not have a material adverse effect on its results of operations or financial position.

(a) By letter dated February 29, 1988, the New York State Department of Environmental Conservation (NYSDEC) notified the company that it had been identified as a potentially responsible party (PRP) for investigation and remediation of hazardous wastes at the Lockport City Landfill Site (Lockport Site) in Lockport, New York. The Lockport Site is listed on the New York State Registry of Inactive Hazardous Waste Disposal Sites (New York State Registry). Five other PRPs were identified in the NYSDEC letter. The company believes that remediation costs at the Lockport Site might rise to $4 million. The Lockport Site has been remediated by the site owner, the City of Lockport. By letter dated May 2, 1988, the company notified the NYSDEC that it declined to finance remediation costs because it believed that the NYSDEC had not demonstrated that a significant threat to public health or the environment existed as a result of hazardous waste disposal at the Lockport Site.

(b) By letter dated December 10, 1990, the NYSDEC notified the company that it had been identified as a PRP for investigation and remediation of hazardous wastes at the Schreck's scrapyard site (Schreck's Site) in the City of North Tonawanda, New York. The Schreck's Site is listed on the New York State Registry. Seven other PRPs were identified in the NYSDEC letter. On February 3, 1992, the NYSDEC again notified the company that it had been identified as a PRP for investigation and remediation costs at the Schreck's Site, this time listing eight other PRPs. The company was offered an opportunity to conduct remediation or finance remediation costs at the Schreck's Site, failing which the NYSDEC might remediate the Schreck's Site itself and commence an action to recover its costs and damages. By letter dated April 1, 1992, the company notified the NYSDEC that it believed it had no responsibility for the alleged contamination at the Schreck's Site, and it declined to conduct remediation or finance remediation costs. NYSDEC completed the soil remediation at the Schreck's Site in February 1994 at a cost of $2.6 million. Monitoring for groundwater contamination continues at the site.

(c) By letter dated June 7, 1991, the NYSDEC notified the company that it had been identified as a PRP at the Pfohl Brothers Landfill, an inactive hazardous waste disposal site (Pfohl Site) in Cheektowaga, New York. The Pfohl Site is listed on the National Priorities List and the New York State Registry. The NYSDEC offered the company an opportunity to enter into negotiations with it to undertake the investigation and remedia-tion of the Pfohl Site. The NYSDEC informed the company that if it declined such negotiations, the NYSDEC would perform the necessary work at the Pfohl Site using the Hazardous Waste Remedial Fund and would seek recovery of its expenses from the company. On July 3, 1991, the company responded to the NYSDEC by declining to negotiate to undertake work at the Pfohl Site and noted that the NYSDEC had not shown any significant responsibility on the part of the company for the situation at the Pfohl Site. The company believes that remediation costs at the Pfohl Site will be $35 million to $55 million. By letter dated April 2, 1992, the NYSDEC again notified the company that it had been identified as a PRP for the Pfohl Site and offered the company an opportunity to conduct or finance the on-site remedial design and action. This notice letter was also sent to 19 other PRPs. Ten of these other PRPs have agreed to perform the remedial work required by the NYSDEC. By letter dated June 1, 1992, the company notified the NYSDEC that it declined to perform such remedial work because it believed that it was not a significant contributor to the Pfohl Site. The company believes the PRPs currently involved in conducting remediation at the Pfohl Site were much larger contributors. In May 1995 the company agreed to participate in a process for allocating remedial costs at the Pfohl Site with the other PRPs. The company contributed $20,000 toward past costs, which sum is subject to that allocation process.

     Four actions were commenced against the company and approximately 19 other defendants in the New York State Supreme Court, Erie County (on January 17, 1995, April 7, 1995, June 14, 1995 and January 10, 1997), by plaintiffs who allegedly resided near or recreated at the Pfohl Site in Cheektowaga, New York, claiming damages for personal injuries, wrongful death and loss of consortium allegedly caused by exposure to hazardous chemicals from the Pfohl Site. The plaintiffs allege that the defendants are strictly liable, and were negligent or grossly negligent, for disposing of hazardous and toxic materials at the Pfohl Site, and they seek compensatory and punitive damages that total $103.5 million in the aggregate. The company believes that the actions against it are without merit and will defend them vigorously.

     In 1995, four actions were commenced against approximately 11 defendants, and in 1996, an action was commenced against 13 defendants, by plaintiffs who allegedly resided near or recreated at the Pfohl Site for personal injuries, wrongful death, and loss of consortium allegedly caused by exposure to hazardous chemicals from the Pfohl Site. The plaintiffs allege that the defendants are strictly liable, and were negligent or grossly negligent, for disposing of hazardous and toxic materials at the Pfohl Site, and they seek compensatory and punitive damages. The company was not named as a defendant in these actions. Third-party actions were commenced in the four 1995 actions against the company and ten other third-party defendants in the United States District Court for the Western District of New York (District Court) (two on April 27, 1995, one on June 9, 1995, and one on November 7,
1995), by third-party plaintiffs who were named as defendants in the main actions. A third-party action was commenced in the District Court on August 23, 1996, against the company and ten other third-party defendants. In each of the five actions, the third-party plaintiffs allege that the company and the other third-party defendants are liable for all or a part of any damages recovered by the plaintiffs. Recovery in these third-party actions depends on the plaintiffs recovering money damages against the third-party plaintiffs in the main actions. The company believes that the actions against it are without merit and will defend them vigorously.

(d) By letter dated January 21, 1992, the NYSDEC notified the company that it had been identified as a PRP at the Peter Cooper Corporation's Landfill Site (Peter Cooper Site) in the village of Gowanda, New York. Three other PRPs were identified in the NYSDEC letter. The NYSDEC letter also notified the company that state surface water and groundwater standards had been exceeded at the Peter Cooper Site and offered the company an opportunity to conduct or finance a remedial program. NYSDEC indicated that if the company did not agree to enter into a consent order it would perform the necessary work itself or seek a court order requiring the company to conduct the work. The company believes that remediation costs at the Peter Cooper Site might rise to $16 million. By letter dated May 12, 1992, the company notified the NYSDEC that it believed it had no responsibility for the alleged contamination at the Peter Cooper Site, and it declined to conduct remediation or finance remediation costs.

     On July 2, 1996, the EPA notified the company of its concern regarding the stream bank erosion along a portion of the Peter Cooper Site that is located on the company's property. The company, without admitting any liability or responsibility, entered into an Order on Consent on October 24, 1996, with the EPA to stabilize the stream bank. This project was completed in January 1997 at a cost of $120,000.

(e) By letter dated April 20, 1992, the EPA notified the company that it had been identified as a PRP at the Bern Metals Removal Site (Bern Metals Site) in Buffalo, New York. Six other PRPs have been identified by the EPA. The EPA has taken response actions at the Bern Metals Site, including investigation, excavation, and removal of drums and contaminated soil, and implementation of measures to prevent surface water run-off. The EPA demanded that the company reimburse the EPA Hazardous Substances Superfund $2 million in response costs incurred to date by the EPA, with interest accruing from the date of the demand. In September 1995 the company and the EPA reached agreement on a consent order under which the company will pay the sum of $10,000 in return for a covenant by the EPA not to sue the company for the EPA's response costs, and to protect the company from claims of contribution by other PRPs for such costs incurred to date. The order is awaiting final government approval.

     In addition to the foregoing, the NYSDEC, by letter dated July 21, 1992, notified the company that it had been identified as a PRP at the Bern Metals Site, which the NYSDEC defined to include an adjacent property known as the Universal Iron & Metal Site (Bern Metals/Universal Iron Site). The Bern Metals/Universal Iron Site is listed on the New York State Registry. The NYSDEC also identified eight other PRPs for the Bern Metals/Universal Iron Site. The NYSDEC has requested that the company, and the eight other identified PRPs, enter into negotiations in which the company and the other identified PRPs would agree to finance or conduct a Remedial Investigation and Feasibility Study (RI/FS) designed to determine what further remediation or removal actions may be appropriate for the Bern Metals/Universal Iron Site. By letter dated December 3, 1992, the company declined to negotiate with NYSDEC to finance or conduct an RI/FS for the Bern Metals/Universal Iron Site, because the company believes it was only a very small contributor to the Bern Metals Site and had no involvement with the Universal Iron & Metal Site.

     An RI/FS was performed at the Bern Metals/Universal Iron Site by certain of the other PRPs, and a proposed remedial action plan identifying the preferred remedy and summarizing the other alternatives considered has been issued for the site. The NYSDEC, by letter dated March 22, 1996, to the company and six of the other eight PRPs, inquired whether the company and such six other PRPs were willing to conduct or finance the design and implementation of the remedial alternative once it was selected. The NYSDEC informed the company that if it declined to enter into negotiations with it for such purpose, it might remediate the Bern Metals/Universal Iron Site itself using the Hazardous Waste Remedial Fund and would seek recovery of its expense from the company. On March 29, 1996, NYSDEC issued a Record of Decision which provided for remedial action having an estimated cost of $1.9 million. By letter dated April 4, 1996, the company offered to enter into negotiations with NYSDEC without admission of liability or responsibility even though the company's contribution to the site, if any, was of a de minimis nature, provided that NYSDEC take action to send notices of responsibility to a substantial number of other PRPs. In addition, the company believes that it does not have any connection with the Universal Iron & Metal Site.

     On September 11, 1996, the company was named as a third-party defendant by Niagara Frontier Transportation Authority
(NFTA) claiming contributions for costs that might be recovered against NFTA in an action filed by EPA in the United States District Court for the Western District of New York. Fifty-five other third-party defendants were sued in addition to the company. NFTA is seeking contributions for response costs incurred by EPA at the Universal Iron Site. The company believes that the action against it is without merit and will defend it vigorously.

(f) By letter dated April 20, 1992, the EPA notified the company that the EPA had reason to believe that the company was a PRP for the Clinton-Bender Removal Site (Clinton-Bender Site) in Buffalo, New York. Five other PRPs have been identified by the EPA. Nine private residential lots and one commercial property at the Clinton-Bender Site were contaminated with lead, allegedly due to run-off from the adjacent Bern Metals Site. The EPA ordered the company to perform the necessary removal work at the Clinton-Bender Site and the company is remediating the site in conjunction with four other identified PRPs. The total cost of the removal actions to be performed at the Clinton-Bender Site is estimated to be $3.1 million. The company and the other participating parties are seeking to recover from other PRPs, not participating in the remedial action at the Clinton-Bender Site, any cost that the company and other participating parties have incurred or will incur.

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

(g) By letter dated February 12, 1993, NYSDEC notified the company that it had been identified as a PRP for remediation of hazardous wastes at the Booth Oil Site (Booth Oil Site) in North Tonawanda, New York. The Booth Oil Site is listed on the New York State Registry. Nineteen other PRPs were identified in the NYSDEC letter. Booth Oil Company is a waste oil re-refiner and recycler. The company had sent waste oils to Booth Oil Company for disposal as had numerous other companies in the Buffalo area. According to NYSDEC, the Booth Oil Site is contaminated with PCBs, lead, and other substances. NYSDEC has requested that the company and the other identified PRPs conduct remediation at the Booth Oil Site pursuant to an Order on Consent to be negotiated with NYSDEC. The company estimates that the present value of costs for remedial alternatives range from $7.2 million to $21.7 million. The company has been actively involved both in trying to persuade NYSDEC to name additional PRPs and in examining the process which led to the NYSDEC treatment alternatives. Other named PRPs have also been involved in these efforts. The PRPs and NYSDEC have agreed to study an alternative concept for remediation of the Booth Oil Site.

(h) On June 14, 1994, the company was served with a summons and complaint joining the company as a defendant in an action that was filed in the United States District Court for the Northern District of New York. The plaintiffs are five companies which have been required by the EPA to conduct remedial activities at the Rosen Brothers Site (Rosen Site) in the City of Cortland, New York. The Rosen Site was the location of a scrap metal processing operation and industrial waste disposal site between approximately 1971 and 1985, and it is now allegedly contaminated with hazardous substances including heavy metals, solvents and PCBs. The Rosen Site is listed on the National Priorities List and the New York State Registry. Among other claims, the plaintiffs seek contribution under CERCLA from the company and sixteen other defendants for the costs of complying with the EPA order to remediate the Rosen Site. The plaintiffs allege that the company was a contributor of transformers which may have contained polychlorinated biphenyls (PCBs). Liability under CERCLA may be joint and several.

     By letter dated August 16, 1994, the EPA notified the company that the EPA had reason to believe that the company was a PRP for the Rosen Site and requested that the company participate in the RI/FS then being prepared for the Rosen Site by the other named PRPs. By letter dated October 20, 1994, the company declined to participate in this study because it believes that no facts have been established showing that it was responsible for any contamination at the Rosen Site. While the study has been completed, the EPA has not yet selected a remedy for the site, and therefore, the total amount of remedial costs is currently unknown.

(i) The company responded on October 3, 1995, to a request for information by the EPA concerning alleged disposal of PCBs at facilities owned or operated by PCB Treatment, Inc. in Kansas City, Kansas and Kansas City, Missouri. On September 27, 1996, the company entered into an Order on Consent with the EPA under which the company and at least nine other companies will conduct a Removal Site Evaluation and Engineering Evaluation/Cost Analysis (Site Evaluation) at the two facilities operated by PCB Treatment, Inc. The cost to the company of its obligations under this Order on Consent is not expected to exceed $65,000. Since the Site Evaluation has not been completed, the total cost to remediate these sites is unknown.

Item 4.  Submission of matters to a vote of security holders -
         Not applicable.

                            * * * * * * * * * *

Executive officers of the Registrant

                                    Positions, offices and
                                    business experience -
  Name                Age            January 1992 to date

Wesley W. von Schack   52   Chairman, President and Chief Execu-
                            tive Officer, September 1996 to date;
                            Chairman, President, Chief Executive
                            Officer and a Director of DQE, Inc.
                            and Duquesne Light Company to August
                            1996.

Jack H. Roskoz         58   Executive Vice President, January
                            1995 to date; Senior Vice President-
                            Electric Business Unit, to January
                            1995.

Michael I. German      46   Senior Vice President-Gas Business
                            Unit, December 1994 to date; Senior
                            Vice President, American Gas Assoc-
                            iation, Arlington, Virginia, to
                            December 1994.

Gerald E. Putman       46   Senior Vice President-Customer
                            Service Business Unit, January 1995
                            to date; Vice President-Fuel Supply
                            and Operation Services, May 1993 to
                            January 1995; Vice President-East
                            Region Electric, September 1992 to
                            May 1993; Executive Assistant to the
                            Chairman, President and Chief
                            Executive Officer, to September 1992.

Sherwood J. Rafferty   49   Senior Vice President and Chief
                            Financial Officer, February 1996 to
                            date; Vice President and Treasurer,
                            to February 1996.

Daniel W. Farley       41   Vice President and Secretary.

Jeffrey K. Smith       48   Vice President-Generation, January
                            1995 to date; Executive Assistant to
                            the Chairman, President and Chief
                            Executive Officer, February 1994 to
                            January 1995; Assistant to the Senior
                            Vice President-Electric Business
                            Unit, to February 1994.

                                    Positions, offices and
                                    business experience -
  Name                Age            January 1992 to date

Ralph R. Tedesco       43   Vice President-Strategic Growth
                            Business Unit, February 1994 to date;
                            Executive Assistant to the Chairman,
                            President and Chief Executive
                            Officer, September 1992 to February
                            1994; Manager, Corporate Performance,
                            to September 1992.

Gary J. Turton         49   Vice President and Controller,
                            February 1996 to date; Controller,
                            December 1994 to February 1996;
                            Assistant Controller, to December
                            1994.

Denis E. Wickham       48   Vice President-Electric Resource
                            Planning.

Robert D. Kump         35   Treasurer, February 1996 to date;
                            Director of Financial Services,
                            February 1995 to February 1996;
                            Manager-Investor Relations, October
                            1993 to February 1995; Specialist-
                            Investor Relations, to October 1993.

     The company has entered into an agreement with Wesley W. von Schack which provides for his employment as Chairman, President and Chief Executive Officer of the company for a term ending on September 8, 1999, with automatic one-year extensions unless either party gives notice that the agreement is not to be extended.

     Each officer holds office for the term for which he is elected or appointed, and until his successor shall be elected and shall qualify. The term of office for each officer extends to and expires at the meeting of the Board of Directors following the next annual meeting of shareholders.


                                  PART II

Item 5. Market for Registrant's common equity and related stockholder matters

     See Note 4 and Note 13 to the Consolidated Financial
Statements.

Item 6. Selected financial data


                      1996        1995        1994        1993         1992
------------------------------------------------------------------------------
                             (Thousands - except per share amounts)

Operating revenues $2,059,371  $2,009,541  $1,898,855  $1,800,149   $1,691,689

Net income           $178,241(1) $196,690    $187,645(2) $166,028(3)  $183,968

Earnings per share      $2.37(1)    $2.49       $2.37(2)    $2.08(3)     $2.40

Dividends paid
per share               $1.40       $1.40       $2.00       $2.18        $2.14

Average shares
outstanding            71,127      71,503      71,254      69,990       67,972

Book value per share
of common stock
(year end)             $25.41      $24.38      $23.28      $22.89       $22.85

Interest charges,
Net                  $122,729    $129,567    $136,092    $141,099     $151,831

Depreciation and
amortization         $189,401    $184,770    $178,326    $164,568     $158,977

Other taxes          $206,715    $210,910    $210,729    $204,962     $200,941

Capital
expenditures         $211,837    $158,681    $224,306    $245,029     $245,618

Total assets       $5,059,681  $5,114,331  $5,230,685  $5,287,958   $5,077,916

Long-term obliga-
tions, capital
leases and
redeemable
preferred stock    $1,505,814  $1,606,448  $1,776,081  $1,755,629   $1,883,927




(1)Includes the effect of the writedown of the investment in EnerSoft Corporation that decreased net income by $10 million and earnings per share by 14 cents.

(2)Includes the effect of the 1993 production-cost penalty that decreased net income by $8 million and decreased earnings per share by 12 cents.

(3)Includes the effect of restructuring expenses that decreased net income by $17 million and decreased earnings per share by 25 cents.

Item 7. Management's discussion and analysis of financial condition and results of operations

Liquidity and Capital Resources

Competitive Conditions

     Movement toward competition was swift during 1996 for the historically regulated electric industry. The company is addressing numerous issues as it adjusts to operate under the complex and sweeping changes faced by its electric and natural gas businesses.

Electric Industry

     The Public Service Commission of the State of New York
(PSC), the Federal Energy Regulatory Commission (FERC) and regulators in other states are revising their policies to introduce competition and reduce rates in the electric industry. Orders were issued during 1996 in two significant proceedings: the PSC's Competitive Opportunities Proceeding and the FERC's proceeding relating to competitive wholesale electric markets.

Competitive Opportunities Proceeding: The transition to a more competitive electric industry in New York State was set in motion in August 1994 when the PSC instituted the Competitive Opportunities Proceeding. The overall objective of this proceeding is to identify regulatory and ratemaking practices that will assist in the transition to a more competitive electric industry.

     On May 20, 1996, the PSC issued its Order in the Competitive Opportunities Proceeding, which calls for a competitive wholesale power market in early 1997 and the introduction of retail access for all electric customers in early 1998. The Order also calls for lowering rates for consumers, increasing customers' choice of suppliers, continuing reliability of service, continuing programs that are in the public interest, allaying concerns about market power and continuing customer protections and the utilities' obligation to serve.

     The Order strongly encourages divestiture, particularly of generation assets, but does not require it. The Order states that incentives for divestiture will be worked out for each utility in conjunction with the rate and restructuring plan it was required to submit by October 1, 1996. (See Electric Rate and Restructuring Plan.) The Order also states that utilities should have a reasonable opportunity to seek recovery of strandable costs consistent with the goals of lowering rates, fostering economic development, increasing customer choices and maintaining reliable service. Certain aspects of the restructuring envisioned by the PSC -- particularly its apparent determinations that it can deny a reasonable opportunity to recover prudent past investments made on behalf of the public, order retail wheeling, require divestiture of generation assets and deregulate certain sectors of the energy market -- could, if implemented, have a negative effect on the operations of New York's investor-owned electric utilities, including the company.

     On October 9, 1996, the PSC issued a procedural order allowing until January 7, 1997, (subsequently extended for the company until March 25, 1997) to complete the discovery and settlement negotiations regarding the utilities' submissions. An evidentiary hearing will be held in each case in which a proposed settlement agreement is filed and opposed by one or more parties.

Energy Association Lawsuit: In September 1996 the company joined with six other New York utilities and the Energy Association of New York State (Energy Association) in filing a lawsuit in the New York State Supreme Court, Albany County (Court) to annul the PSC's Order in the Competitive Opportunities Proceeding. The lawsuit seeks a declaration that the PSC's Order is unlawful, or in the alternative, that the Court clarify that the PSC's Order is simply a policy statement and can be given no binding effect by the PSC. The intent of the lawsuit is not to challenge the transition to competition, but to ensure that the transition is orderly and competition is fair to customers, shareholders and taxpayers. The lawsuit was necessary to preserve the company's shareholders' rights to have the opportunity to recover prudent investments made to serve customers and to protect the reliability of the electric system. To preserve those rights a lawsuit had to be filed within four months of the PSC's Order.

     The lawsuit contends, among other things, that the PSC did not follow proper procedures in reaching its decision in the Competitive Opportunities Proceeding and lacks the statutory or legal authority to: deny a reasonable opportunity for utilities to recover past expenditures prudently incurred to fulfill their legal obligation to provide electricity service to the public, mandate retail wheeling, deregulate the rates charged by electricity generators or the energy services sector and order divestiture of the utilities' assets. On November 26, 1996, the Court issued a decision denying the relief requested.

     On December 24, 1996, the seven New York utilities and the
Energy Association appealed the decision to the New York State
Supreme Court, Appellate Division (Third Department).

     Given the uncertainties regarding the Competitive Opportunities Proceeding and the Energy Association lawsuit to annul the PSC's Order in that proceeding, the company is unable to predict the outcome of this proceeding and the ultimate effect on the company's financial position, results of operations, or its eligibility to continue applying Statement of Financial Accounting Standards No. 71 (Statement 71), Accounting for the Effects of Certain Types of Regulation. (See Accounting Issues.)

Electric Rate and Restructuring Plan: On September 27, 1996, the company submitted a five-year rate and restructuring plan (NYSEGPlan) in response to the PSC's Order dated May 20, 1996, in the Competitive Opportunities Proceeding. The company anticipates amending NYSEGPlan in the near future to provide for the formation of a holding company. If implemented with the anticipated amendments, NYSEGPlan would:

     - Freeze the average retail price of electricity for five years, beginning August 1, 1997, and allow customers to increase their electricity use at up to half the present price.

     - Allow the company to form a holding company and transfer designated coal-fired generation assets to a generation company or companies within the holding company structure.

     - Introduce wholesale competition on August 1, 1997, and phase in retail competition beginning August 1, 1998.

     - Give investors a reasonable opportunity to fully recover past, prudently incurred costs.

     In NYSEGPlan, the company emphasizes that lowering electric prices will take a combination of competition and a reduction of mandated costs, such as power purchases from nonutility generators (NUGs) and New York State's high taxes. Those mandated costs have resulted in excess payments to NUGs and taxes in New York State that are more than twice the national average. Such above-market costs will diminish the ability of New York State utilities to compete in the retail market with utilities in other states.

     NYSEGPlan is contingent upon the receipt of electric price increases of 2.8% scheduled for August 1, 1996, and 2.7% a year later, as approved by the PSC in August 1995 under the company's three-year electric rate settlement agreement. The price increases are needed primarily to cover the rising cost of NUG power, higher taxes and past expenditures whose recovery has been delayed. NYSEGPlan is also contingent upon the reasonable opportunity to fully recover prudently incurred investments, the outcome of the Energy Association lawsuit, FERC approval and implementation of a statewide Independent System Operator and Power Exchange, no restriction on investment and earnings by unregulated affiliates and final corporate and regulatory approvals. (See Energy Association Lawsuit and Rate Matters.)

Generation Business: The company plans to transfer designated generation assets to a generation company or companies. (See Electric Rate and Restructuring Plan.) The company has sharpened its focus on the evolving wholesale power market and is concentrating on maximizing short-term wholesale power sales and pursuing and negotiating creative medium- and long-term wholesale sales contracts to improve its competitive position.

     In July 1996 the company announced plans to remove three generating units from active service by mid-1997, if initiatives to improve the marketability of their output do not succeed. The three units, two at Jennison Generating Station and one at Hickling Generating Station, represent 116 megawatts (MW) of capacity and would be placed on long-term cold standby.
Currently Goudey, Greenidge and Hickling generating stations each have one unit on long-term cold standby, representing a combined capacity of 133 MW. Certain of these units operated intermittently in 1996 when energy markets were favorable.

Petition to the FERC on NUGs: In February 1995 the company petitioned the FERC asking for relief from having to pay approximately $2 billion more than its avoided costs for power purchased over the lives of two NUG contracts. The FERC denied that petition in April 1995 and denied the company's subsequent request for a rehearing. The company believes that the overpayments under the two contracts violate the Public Utility Regulatory Policies Act of 1978.

     In June 1995 the company filed a petition with the United
States Court of Appeals for the District of Columbia to review the FERC's decision.

     The company continues to seek cost-effective ways to terminate or renegotiate existing NUG contracts and thus reduce its overpayment burdens under such contracts.

FERC Orders 888 and 889:  In April 1996 the FERC issued Orders
888 and 889 adopting final rules to facilitate the development of competitive wholesale electric markets by opening up transmission services and to address the resulting stranded costs.

     The FERC directed all public utilities to file a compliance open-access transmission tariff on or before July 9, 1996. Order 888 allows each utility to submit further modifications to its tariff, and allows customers to request modifications to the tariff. The company filed its compliance open-access transmission tariff and a modified open-access transmission tariff on July 9 and July 10, 1996, respectively. The FERC accepted the company's transmission rates filed on July 9, 1996, subject to refund and set the rates for hearing. As required by the FERC, in February 1997 the company filed a new compliance tariff with respect to non-rate terms and conditions, which became effective retroactively on January 29, 1997.

     Under the compliance tariff, the company must offer transmission service to its wholesale customers on terms comparable to those it applies to itself, and it is also required to offer and/or provide certain ancillary services. The company's tariff and tariffs of other utilities could adversely affect the revenues received and payments made by the company in connection with its transmission and wholesale power transactions.

     On December 30, 1996, the New York Power Pool (NYPP), of which the company is a member, submitted a compliance filing with the FERC in response to Order 888. This filing indicates the intention to restructure the NYPP using an Independent System Operator (ISO) structure, as endorsed by the FERC. On January 31, 1997, the NYPP submitted an additional restructuring filing, which includes proposals to establish an ISO, a Power Exchange and a New York State Reliability Council. The company is unable to predict the outcome of these filings and their ultimate effect on the company's financial position or results of operations.

Natural Gas Industry

     During 1996 the company added nine natural gas franchises and gained approximately 5,000 natural gas customers in both new and existing franchise areas. The company plans to continue to increase its natural gas business through the expansion of natural gas service in existing franchise areas and to acquire new franchises. The company completed two new large pipelines in December 1996. A 25-mile pipeline system was constructed, and natural gas began flowing to large industrial and public authority customers in the Plattsburgh area. A 10-mile pipeline was constructed, and natural gas began flowing to a large industrial customer in Cobleskill.

     The natural gas business has experienced a number of regulatory changes, including FERC Order 636, which has been in effect for three years, and recent PSC opinions and orders.

PSC Opinions and Orders: The PSC issued an Opinion and Order in December 1994 (December Order) that set forth the policy framework to guide the transition of New York's gas distribution industry to a more competitive marketplace after the implementation of FERC Order 636. The PSC subsequently issued an Order on Reconsideration in August 1995 addressing petitions for rehearing or clarification of the December Order. In November 1995 the company and other utilities filed restructuring tariffs in compliance with the Order on Reconsideration.

     Under the company's natural gas tariffs that were approved by PSC Order in March 1996 (March Order) with certain modifications, all of the company's customers -- residential, small business and commercial, and industrial -- may buy natural gas from other sources under a small customer aggregation program, with the company providing delivery service for a separate fee. The company has been offering unbundled transportation services for a decade. The March Order approving the company's tariffs is not expected to have a material effect on the company's natural gas operations. Consistent with the March Order, the company is implementing new services to compete more effectively for sales to larger, more sophisticated transportation customers as well as smaller customers.

Seneca Lake Natural Gas Storage Project: The company's Seneca Lake storage project was placed in service in December 1996. The project consists of a natural gas storage cavern, a compressor station and two natural gas transmission pipelines. The storage facility, located north of Watkins Glen on the west side of Seneca Lake, includes a depleted salt cavern that has a working capacity of 800 million cubic feet of natural gas.

     The project's primary purposes are to ensure an adequate natural gas supply to customers and to support economic growth in southern and central New York. The project also allows the company to increase supply flexibility, retire two inefficient and expensive propane plants and reduce pipeline demand charges.

     The company expects to expand the project in 1997, at an estimated cost of $10 million. The expansion will allow for growth in the company's wholesale natural gas business through the sale of storage capacity in interstate commerce. The company submitted a filing to the PSC in December 1996 for approval to expand the project, and submitted a filing to the FERC in January 1997 for approval to provide additional services related to the project expansion.

Economic and Business Climate

     For the past few years the sluggish economy in New York State has limited the company's sales growth opportunities and increased the difficulty of retaining and expanding its industrial customer base. There are indications, however, that the state's economic and business climate is improving. When fully implemented, proposed tax cuts in combination with previously legislated tax cuts will reduce business and personal taxes by $5.7 billion a year, and more than 400 burdensome business regulations will have been eliminated or changed.

     The company continues to focus on improving sales. The flexible rates the company has developed allow it to negotiate long-term contracts with eligible electric and natural gas customers. The contracts may cover existing or new load, or both.


Accounting Issues (See Note 1.)

     The PSC's Competitive Opportunities Proceeding could affect the eligibility of the company to continue applying Statement 71. If the company could no longer meet the criteria of Statement 71 for all or a separable part of its business, the company may have to record as expense or revenue certain previously deferred items (regulatory assets and regulatory liabilities) and may have to record as a loss the amount for power purchase contracts with NUGs that is above the estimated price in a competitive marketplace. These items are currently recovered in rates.

     At December 31, 1996 and 1995, the company had $604 million and $690 million, respectively, of regulatory assets, and $269 million and $294 million, respectively, of regulatory liabilities on its balance sheets. At December 31, 1996, the company also had power purchase contracts with NUGs that, on a present value basis, are $1.8 billion above the estimated price in a competitive marketplace. Although the company believes it will continue to meet the criteria of Statement 71 in the near future, it cannot predict what effect a competitive marketplace or future PSC actions will have on its ability to continue to do so.

     The company has other costs currently being recovered in rates that may not be fully recoverable in a competitive marketplace, including operating costs for certain generating plants that may be above the market price for electricity. The inability to recover those above-market costs would have an adverse effect on the company's financial position and results of operations.


Energy Services  (See Note 10.)

     The company has been making investments in energy services companies through its subsidiary, NGE Enterprises, Inc. (NGE).
Those companies provide energy, financial and environmental services.

     During 1996 NGE determined that EnerSoft Corporation (EnerSoft), a computer software and real-time information and trading systems company, no longer fit NGE's strategic focus. As a result, the company took a $10 million (14 cents per share) charge against earnings in 1996 to write down NGE's investment in EnerSoft, and exited that business in December 1996.

     XENERGY, Inc. (XENERGY), acquired in June 1994, is an energy services, information systems and energy-consulting company serving utilities, governmental agencies and end-use energy
consumers.   XENERGY's revenues were slightly higher in 1996 than
in 1995, and are expected to grow in 1997.

     XENERGY has been successful in securing customers under pilot programs for retail electricity competition. In Massachusetts, XENERGY was chosen to supply 200 thousand megawatt-hours per year to the Massachusetts High Technology Council, a group of 13 companies participating in the pilot program. In New Hampshire, XENERGY has formed an alliance with Freedom Energy Company, L.L.C. to supply power to customers representing approximately 10% of the 50-megawatt load in the pilot program.

     The company's investment as of December 31 and net loss for the year ended December 31 related to NGE are:

                                1996       1995       1994
                                        (Millions)
Investment                      $57        $54        $47
Net Loss*                       $21        $12         $6

*Includes net loss from EnerSoft of $16 million, $7 million and $5 million in 1996, 1995 and 1994, respectively. EnerSoft's 1996 net loss includes $10 million related to NGE's decision to exit that business.

     The company expects that NGE will continue to incur operating losses at least through 1997, but at a lower level due to the exit from EnerSoft.


Rate Matters

Electric Rate Settlement

     The company's current three-year electric rate settlement agreement (electric agreement), approved by the PSC on August 1, 1995, is effective for the period August 1, 1995, through July 31, 1998. Effective August 1 each year, the electric agreement provides for:

                                1995       1996       1997

Revenue increase (millions)    $45.1      $45.3      $45.5
Percent increase                 2.9%       2.8%       2.7%
Allowed return on equity        11.1%      11.2%      11.2%

     The rate increases for years two and three of the electric agreement are primarily to cover increases in the mandated purchases of power from NUGs, higher taxes and past expenditures whose recovery has been delayed to lessen previous rate increases.

     NUG power purchases, including termination costs, totaled
$320 million in 1996, and the company estimates that such purchases will total $338 million in 1997, $351 million in 1998 and $352 million in 1999. (See Note 8.)

     At the time the electric agreement was approved by the PSC, the rate design for years two and three had yet to be determined. In May 1996 a PSC administrative law judge issued a Recommended Decision (RD) on the rate design for years two and three. In July 1996 the company submitted the draft rate design for year two to the PSC. This rate design was based on the RD and had an effective date of September 1, 1996.

     The PSC issued an order in August 1996 that deferred the use of the year-two rates contained in the filing through December 30, 1996, unless otherwise ordered by the PSC. In September 1996 the company filed a petition for rehearing with the PSC requesting that the PSC vacate its August Order and place in effect a tariff containing a revenue allocation and rate design that would increase revenues $45.3 million during year two of the electric agreement. On December 18, 1996, the PSC issued an order that further deferred use of the year-two rates through June 30, 1997. On January 16, 1997, the PSC issued an order denying the petition for rehearing and stated that the petition should be considered in the context of NYSEGPlan. (See Electric Rate and Restructuring Plan.)

     On December 23, 1996, the company filed a lawsuit in the New York State Supreme Court, Albany County. Among other things, the lawsuit asks for a judgment directing the PSC to immediately issue an order granting the company rates that include year-two rate increases.

     The company is unable to predict the outcome of this matter and its ultimate effect on the company's financial position or results of operations.

Natural Gas Rate Settlement

     The company's natural gas rate settlement agreement (gas agreement), which was authorized by the PSC in December 1995, freezes natural gas prices from December 15, 1995, until July 31, 1998. The natural gas rates approved in the gas agreement made permanent, until July 31, 1998, a 3.2% increase, less an adjustment of about $1 million. That increase became effective August 1, 1995, the final year of the gas portion of the previous three-year electric and natural gas rate settlement agreement.

     An earnings sharing mechanism in the gas agreement provides that the average of the earned equity returns (exclusive of service quality awards or penalties) will be determined for the three years, and half of the three-year average of net earnings in excess of 14%, if any, will be shared with customers.

     The gas agreement eliminated, effective August 1, 1995, the gas adjustment clause and the weather normalization clause, which were used to collect from, or refund to, customers amounts resulting from changes in the cost of purchased natural gas and the effect of unusually warm or cold weather on natural gas sales. The company uses risk management techniques such as natural gas futures and options to manage natural gas commodity prices and to fix margins on sales of natural gas.


Environmental Matters (See Notes 8 and 9.)

    The company continually assesses actions needed to comply with changing environmental laws and regulations. Any additional compliance programs will require changes in the company's operations and facilities and increase the cost of electric and natural gas service. Historically, rate recovery has been authorized for environmental compliance costs.

     The Clean Air Act Amendments of 1990 (1990 Amendments) limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. The U.S. Environmental Protection Agency
(EPA) allocates annual emissions allowances to each of the company's coal-fired generating stations based on statutory emissions limits. An emissions allowance represents an authorization to emit, during or after a specified calendar year, one ton of sulphur dioxide.

     The company estimates that it will have allowances in excess of the affected coal-fired generating stations' actual emissions during Phase I, which began on January 1, 1995. The company's present strategy is to bank excess allowances for use in later years. It is estimated that the company will meet Phase II (begins January 1, 2000) emissions requirements through the year 2004, by using allowances banked during Phase I together with the company's Phase II annual emissions allowances. This strategy could be modified should market or business conditions change.

Investing and Financing Activities

Investing Activities

     Capital expenditures for the company's electric and natural gas businesses, including nuclear fuel and the allowance for funds used during construction (AFDC), totaled $215 million in 1996, $164 million in 1995 and $248 million in 1994.
Expenditures in those three years were primarily for the extension of service, necessary improvements to existing facilities and compliance with environmental requirements. In 1996 and 1995 capital expenditures were financed entirely with internally generated funds.

     Capital expenditures projected for 1997, 1998 and 1999 are $141 million, $157 million and $128 million, respectively, and are expected to be financed entirely with internally generated funds. (See Note 8.)

Financing Activities

     In September 1996 the company initiated a common stock repurchase program of not to exceed four million shares. As of December 31, 1996, the company had repurchased 1,832,500 shares at an average price of $21.90 per share. Common stock equity was reduced by $40 million as a result of the repurchase. The company plans to purchase shares from time to time as market and other conditions warrant.

     The company's other financing activities during 1996, funded through the issuance of commercial paper, consisted of:

     - The redemption, at a premium, of $100 million of 8.95% preferred stock.

     - The redemption, at par, of $23 million of 9 7/8% Series first mortgage bonds, due February 1, 2020, pursuant to a sinking fund provision in the company's mortgage indenture.

     - The redemption, at a premium, of the remaining $37 million of 8 5/8% Series first mortgage bonds due 2007.

     - The purchase, at a discount, of $2.60 million of 4.15% preferred stock, $1.98 million of 4.40% preferred stock and $1.48 million of 4.15% (1954) preferred stock.

     Since 1987 the company has reduced its debt from 62% to 45% of total capital (includes current maturities) and has raised its common stock equity from 33% to 51% of total capital at December
31, 1996.

     The company reduced its embedded cost of long-term debt to 6.9% at the end of 1996, and has refinanced and/or redeemed more than $1.8 billion in long-term debt since the beginning of 1988. The embedded cost of preferred stock, which was reduced significantly due to the redemption of the 8.95% preferred stock, was 6% at December 31, 1996. Annual interest expense and preferred stock dividends have been reduced by nearly $80 million since the beginning of 1988.

     The company uses short-term, unsecured notes, usually commercial paper, to finance certain refundings and for other corporate purposes. There was $129 million and $29 million of commercial paper outstanding at December 31, 1996 and 1995, respectively, at weighted average interest rates of 5.8% and 6.1%, respectively.

     The company also has a revolving credit agreement with certain banks that provides for borrowing up to $200 million until December 31, 2001. There were no amounts outstanding under this agreement during 1996 or 1995.

Results of Operations
                                                                 1996    1995
                                                                 over    over
                                                                 1995    1994
                               1996        1995         1994    Change  Change
                           (Thousands, except per share amounts)
Total Operating Revenues    $2,059,371  $2,009,541   $1,898,855    2%      6%
Operating Income              $457,543    $472,144     $438,575   (3%)     8%
Earnings Available for
  Common Stock                $168,711    $177,969     $168,698   (5%)     5%
Average Shares Outstanding      71,127      71,503       71,254   (1%)     -
Earnings Per Share               $2.37       $2.49        $2.37   (5%)     5%
Earnings Per Share Excluding
  Certain Charges                $2.51       $2.49        $2.49    1%      -
Dividends Per Share              $1.40       $1.40        $2.00    -     (30%)


Earnings per Share

     Earnings per share for 1996 were 12 cents lower than 1995 earnings per share. Without a charge of 14 cents per share to write down an investment in EnerSoft Corporation by NGE
Enterprises, Inc., 1996 earnings per share would have been two cents higher than the prior year.

     Higher electric and natural gas retail sales, mainly due to a combination of cold weather in the first quarter of 1996 and additional customers, added five cents per share to earnings. Lower interest charges in 1996 added nine cents per share to earnings and a reduction in preferred stock dividends, primarily due to the redemption of $100 million of 8.95% preferred stock, net of related interest expense on commercial paper, added 10 cents per share to earnings. Earnings per share were reduced 15 cents because of lower electric retail margins, primarily due to increases in mandated purchases of power from NUGs. (See Electric Rate Settlement.) Higher operating costs further decreased earnings six cents per share.

     Earnings per share in 1995 were 12 cents higher than in 1994. Excluding a charge for the 1993 production-cost penalty that lowered 1994 earnings by 12 cents per share, earnings per share were unchanged between 1995 and 1994.

     Higher electric and natural gas prices added eight cents per share to 1995 earnings and higher profits on wholesale sales of electricity added five cents. The company's efforts to control operating costs increased 1995 earnings two cents per share. Lower interest charges in 1995, primarily due to the refinancing and retirement of debt, added six cents per share to earnings. Those increases were offset by an 11 cent per share decrease in other income and deductions, mostly because of higher losses incurred by NGE, and a nine cent charge to earnings per share for higher maintenance expenses, including storm-related costs.

Interest Expense

     Compared to the prior year, interest expense (before the reduction for allowance for borrowed funds used during construction) decreased $6 million and $9 million in 1996 and 1995, respectively. The decreases in both years were primarily the result of the refinancing and retirement of certain issues of long-term debt.

Dividends Per Share

     The quarterly common stock dividend for 1996 was unchanged compared to 1995. Dividends per share for 1995 decreased 30% compared to the prior year because the board of directors reduced the quarterly common stock dividend from 55 cents per share to 35 cents per share in October 1994. Future dividend levels will depend on many factors, including the effect of industry restructuring on earnings.

Operating Results for the Electric Business Segment
                                                                 1996    1995
                                                                 over    over
                                                                 1995    1994
                               1996        1995         1994    Change  Change
                                        (Thousands)
Retail Sales - Megawatt-
  Hours(mwh)                    13,216      13,093       13,148    1%      -
Operating Revenues          $1,723,147  $1,708,297   $1,600,075    1%      7%
Operating Expenses          $1,322,885  $1,286,969   $1,202,328    3%      7%
Operating Income              $400,262    $421,328     $397,747   (5%)     6%


     Electric retail sales increased in 1996 primarily because of cold weather in the first quarter of 1996 and additional customers.

     The slight decrease in electric retail sales in 1995 resulted from the sluggish economy in the company's service territory. Although there were significant changes in weather during 1995 compared to 1994, the overall effect on sales was minimal.

Operating Revenues: The $15 million increase in electric operating revenues for 1996 was primarily due to higher retail sales, which added $14 million to revenues. An increase in wholesale sales of electricity added $12 million to revenues and changes in prices effective August 1995, net of the effect of eliminating the fuel adjustment clause, added $6 million to revenues. Those increases were partially offset by an increase in regulatory deferrals of $21 million.

     Electric operating revenues for 1995 were $108 million higher than 1994 revenues. Revenues rose $87 million because of increases in electric prices, due to changes in rates effective August 1995 and 1994, primarily to accommodate increased mandated purchases of NUG power. An increase in wholesale sales of electricity added $9 million to 1995 revenues. Electric revenues for 1994 were reduced by $13 million because of the 1993 production-cost penalty that was recorded in the second quarter of 1994.

Operating Expenses: Electric operating expenses rose $36 million in 1996. Electricity purchases, mostly required purchases from NUGs, increased operating expenses $42 million. That increase was partially offset by an $8 million decrease in fuel used in electric generation.

     The $85 million increase in electric operating expenses in 1995 is primarily attributable to an increase of $76 million in electricity purchased, mostly due to NUG purchases. Maintenance expenses, including storm-related costs, rose $10 million.

      Operating Results for the Natural Gas Business Segment
                                                                 1996    1995
                                                                 over    over
                                                                 1995    1994
                               1996        1995         1994    Change  Change
                                        (Thousands)
Deliveries -
  Dekatherms (dth)              61,542      58,535       58,624    5%      -
Operating Revenues            $336,224    $301,244     $298,780   12%      1%
Operating Expenses            $278,943    $250,428     $257,952   11%     (3%)
Operating Income               $57,281     $50,816      $40,828   13%     24%


     Natural gas deliveries increased in 1996 due to a combination of cold weather in the first quarter of 1996 and additional customers.

     Natural gas deliveries for 1995 were almost equal to 1994 deliveries. The sluggish economy in the company's service territory continued to affect sales, which were below expectations. There were significant changes in weather during 1995 compared to 1994, but the overall effect on 1995 sales was minimal.

Operating Revenues: Natural gas operating revenues for 1996 increased $35 million over 1995 revenues. A change in rate structure effective December 1995 and changes in rates effective
August 1995 added $20 million to revenues.   Higher retail sales
added $9 million to revenues and an increase in transportation of customer-owned gas added $4 million to revenues for the year.

     In 1995 natural gas operating revenues increased $2 million, primarily as a result of higher natural gas prices that added $3 million to revenues. Changes in rates effective in August 1995 and 1994 were the primary reason for the higher natural gas prices.

Operating Expenses: Comparing 1996 to 1995, natural gas operating expenses rose $29 million. An increase in natural gas purchased, due to higher commodity costs and higher deliveries, added $23 million and an increase in certain operating costs added $5 million to expenses.

     The $8 million reduction in natural gas operating expenses in 1995 was due to a combination of factors. Natural gas purchased decreased $12 million mainly because of lower commodity prices. That decrease was partially offset by higher depreciation and distribution operation expenses that each added
$1 million to operating expenses.

Item 8.  Financial statements and supplementary data



                    New York State Electric & Gas Corporation
                        Consolidated Statements of Income



Year Ended December 31                         1996       1995       1994
----------------------------------------------------------------------------
                                       (Thousands, except per share amounts)

Operating Revenues
  Electric  . . . . . . . . . . . . . . . $1,723,147 $1,708,297 $1,600,075
  Natural gas . . . . . . . . . . . . . .    336,224    301,244    298,780
                                           ---------- ---------- ----------
    Total Operating Revenues. . . . . . .  2,059,371  2,009,541  1,898,855
                                           ---------- ---------- ----------
Operating Expenses
  Fuel used in electric generation. . . .    222,102    229,759    231,648
  Electricity purchased . . . . . . . . .    360,753    318,440    242,352
  Natural gas purchased . . . . . . . . .    172,705    149,789    161,627
  Other operating expenses. . . . . . . .    342,455    326,922    328,961
  Maintenance.. . . . . . . . . . . . . .    107,697    116,807    106,637
  Depreciation and amortization . . . . .    189,401    184,770    178,326
  Other taxes . . . . . . . . . . . . . .    206,715    210,910    210,729
                                           ---------- ---------- ----------
    Total Operating Expenses. . . . . . .  1,601,828  1,537,397  1,460,280
                                           ---------- ---------- ----------
Operating Income. . . . . . . . . . . . .    457,543    472,144    438,575
Interest Charges, Net . . . . . . . . . .    122,729    129,567    136,092
Other Income and Deductions . . . . . . .     48,630     30,023     12,377
                                           ---------- ---------- ----------
Income Before Federal Income Taxes. . . .    286,184    312,554    290,106
Federal Income Taxes. . . . . . . . . . .    107,943    115,864    102,461
                                           ---------- ---------- ----------
Net Income. . . . . . . . . . . . . . . .    178,241    196,690    187,645
Preferred Stock Dividends . . . . . . . .      9,530     18,721     18,947
                                           ---------- ---------- ----------
Earnings Available for Common Stock . . .   $168,711   $177,969   $168,698
                                           ========== ========== ==========
Earnings Per Share. . . . . . . . . . . .      $2.37      $2.49      $2.37
Average Shares Outstanding. . . . . . . .     71,127     71,503     71,254













The notes on pages 40 through 57 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                           Consolidated Balance Sheets

December 31                                                 1996       1995
-----------------------------------------------------------------------------
                                                               (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .    $ 8,253     $11,433
 Special deposits . . . . . . . . . . . . . . . . . . .     31,364       5,785
 Accounts receivable, net . . . . . . . . . . . . . . .    189,043     195,834
 Fuel, at average cost. . . . . . . . . . . . . . . . .     36,472      33,682
 Materials and supplies, at average cost. . . . . . . .     43,044      44,809
 Prepayments. . . . . . . . . . . . . . . . . . . . . .     47,169      31,371
 Accumulated deferred federal income
    tax benefits, net . . . . . . . . . . . . . . . . .      3,424       7,594
                                                        ----------  ----------

   Total Current Assets . . . . . . . . . . . . . . . .    358,769     330,508

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  5,177,365   5,090,044
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    529,023     445,256
 Common . . . . . . . . . . . . . . . . . . . . . . . .    151,290     140,686
                                                        ----------  ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5,857,678   5,675,986
 Less accumulated depreciation. . . . . . . . . . . . .  1,933,599   1,791,625
                                                        ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . .  3,924,079   3,884,361
 Construction work in progress. . . . . . . . . . . . .     58,285      79,229
                                                        ----------  ----------
   Total Utility Plant. . . . . . . . . . . . . . . . .  3,982,364   3,963,590

Other Property and Investments, Net . . . . . . . . . .     99,221      99,633

Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .    269,767     323,446
  Unamortized debt expense. . . . . . . . . . . . . . .     80,745      85,023
  Demand-side management program costs. . . . . . . . .     71,425      74,824
  Other regulatory assets . . . . . . . . . . . . . . .    181,661     206,736
                                                        ----------   ---------
 Total regulatory assets. . . . . . . . . . . . . . . .    603,598     690,029

 Other assets . . . . . . . . . . . . . . . . . . . . .     15,729      30,571
                                                        ----------  ----------
   Total Regulatory and Other Assets. . . . . . . . . .    619,327     720,600
                                                        ----------  ----------
   Total Assets . . . . . . . . . . . . . . . . . . . . $5,059,681  $5,114,331
                                                        ==========  ==========






The notes on pages 40 through 57 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                           Consolidated Balance Sheets
December 31                                                  1996       1995
------------------------------------------------------------------------------
                                                               (Thousands)
Liabilities

Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .     $83,488    $37,003
 Commercial paper . . . . . . . . . . . . . . . . . . .     129,300     28,620
 Accounts payable and accrued liabilities . . . . . . .     121,123    117,637
 Interest accrued . . . . . . . . . . . . . . . . . . .      22,195     24,093
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .        -        22,231
 Other. . . . . . . . . . . . . . . . . . . . . . . . .      71,324     68,027
                                                         ---------- ----------
    Total Current Liabilities . . . . . . . . . . . . .     427,430    297,611

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes - unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .     109,065    128,643
  Deferred income taxes . . . . . . . . . . . . . . . .      94,004    108,605
  Other liabilities . . . . . . . . . . . . . . . . . .      65,471     56,729
                                                         ---------- ----------
 Total regulatory liabilities . . . . . . . . . . . . .     268,540    293,977

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .     751,553    743,484
  Other postretirement benefits . . . . . . . . . . . .      95,195     75,683
  Liability for environmental restoration . . . . . . .      32,100     31,800
  Other . . . . . . . . . . . . . . . . . . . . . . . .      74,627     81,288
                                                         ---------- ----------
 Total other liabilities  . . . . . . . . . . . . . . .     953,475    932,255

 Long-term debt . . . . . . . . . . . . . . . . . . . .   1,480,814  1,581,448
                                                         ---------- ----------
    Total Liabilities . . . . . . . . . . . . . . . . .   3,130,259  3,105,291

Commitments . . . . . . . . . . . . . . . . . . . . . .        -          -

Preferred Stock Redeemable Solely at the Option of
  the Company . . . . . . . . . . . . . . . . . . . . .     134,440    140,500
Preferred Stock Subject to Mandatory Redemption
  Requirements. . . . . . . . . . . . . . . . . . . . .      25,000    125,000

Common Stock Equity
 Common stock ($6.66 2/3 par value, 90,000,000
   shares authorized and 69,670,327 and 71,502,827
   shares issued and outstanding at December 31,
   1996 and 1995, respectively) . . . . . . . . . . . .     464,469    476,686
 Capital in excess of par value . . . . . . . . . . . .     816,384    842,442
 Retained earnings. . . . . . . . . . . . . . . . . . .     489,129    424,412
                                                         ---------- ----------
    Total Common Stock Equity . . . . . . . . . . . . .   1,769,982  1,743,540
                                                         ---------- ----------
    Total Liabilities and Stockholders' Equity. . . . .  $5,059,681 $5,114,331
                                                         ========== ==========

The notes on pages 40 through 57 are an integral part of the financial statements.
                    New York State Electric & Gas Corporation
                      Consolidated Statements of Cash Flows

Year Ended December 31                                1996     1995     1994
------------------------------------------------------------------------------
                                                            (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . . $178,241 $196,690 $187,645
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . . .  189,401  184,770  178,326
   Deferred fuel and purchased gas. . . . . . . . .    1,066   15,022   (1,944)
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .   28,928   52,362   37,910
 Changes in current operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . .    6,791  (40,169)  25,921
   Inventory. . . . . . . . . . . . . . . . . . . .   (1,025)  19,286    5,924
   Accounts payable and accrued liabilities . . . .    3,486   10,281   (4,125)
 Other, net . . . . . . . . . . . . . . . . . . . .   52,144   13,589   20,721
                                                    -------- -------- --------
   Net Cash Provided by Operating Activities  . . .  459,032  451,831  450,378
                                                    -------- -------- --------
Investing Activities
 Utility plant capital expenditures . . . . . . . . (214,373)(163,401)(246,536)
 Proceeds from governmental and other sources . . .    2,977    5,621   23,915
 Expenditures for other property and investments. .     (916)  (3,145) (34,482)
 Funds restricted for capital expenditures. . . . .     -       1,324   41,113
                                                    -------- -------- --------
   Net Cash Used in Investing Activities. . . . . . (212,312)(159,601)(215,990)
                                                    -------- -------- --------
Financing Activities
 Issuance of pollution control notes and
   first mortgage bonds . . . . . . . . . . . . . .     -      37,000  275,000
 (Repurchase) sale of common stock. . . . . . . . .  (40,198)    -      23,386
 Revolving credit agreement, net. . . . . . . . . .     -        -     (50,000)
 Repayments of preferred stock, first mortgage
   bonds and pollution control notes,
   including net premiums . . . . . . . . . . . . . (171,478) (92,395)(497,450)
 Changes in funds set aside for first mortgage
   bond and preferred stock repayments. . . . . . .  (25,000)    -      95,000
 Long-term notes, net . . . . . . . . . . . . . . .   (2,581)  (5,504)  (2,290)
 Commercial paper, net. . . . . . . . . . . . . . .  100,680 (123,280) 101,700
 Dividends on common and preferred stock. . . . . . (111,323)(118,940)(161,676)
                                                    -------- -------- --------
   Net Cash Used in Financing Activities. . . . . . (249,900)(303,119)(216,330)
                                                    -------- -------- --------
Net (Decrease) Increase in Cash and
  Cash Equivalents. . . . . . . . . . . . . . . . .   (3,180) (10,889)  18,058
Cash and Cash Equivalents, Beginning of Year. . . .   11,433   22,322    4,264
                                                    -------- -------- --------
Cash and Cash Equivalents, End of Year. . . . . . .   $8,253  $11,433  $22,322
                                                    ======== ======== ========

The notes on pages 40 through 57 are an integral part of the financial statements.

                                 New York State Electric & Gas Corporation
                         Consolidated Statements of Changes in Common Stock Equity
                             (Thousands, except shares and per share amounts)
                                                                                C>
                                                 Common Stock       Capital in
                                             $6.66 2/3 Par Value    Excess of   Retained
                                              Shares      Amount    Par Value   Earnings       Total

Balance, January 1, 1994                     70,595,985  $470,640    $824,943   $320,114    $1,615,697
   Net income                                                                    187,645       187,645
   Cash dividends declared
     Preferred stock (at serial rates)
        Redeemable - optional                                                     (8,419)       (8,419)
                   - mandatory                                                   (10,528)      (10,528)
     Common stock ($2.00 per share)                                             (142,265)     (142,265)
   Issuance of stock
     Dividend reinvestment and
        stock purchase plan                     906,842     6,046      17,450                   23,496
   Amortization of capital stock
     issue expense                                                       (769)                    (769)
Balance, December 31, 1994                   71,502,827   476,686     841,624    346,547     1,664,857
   Net income                                                                    196,690       196,690
   Cash dividends declared
     Preferred stock (at serial rates)
        Redeemable - optional                                                     (8,196)       (8,196)
                   - mandatory                                                   (10,525)      (10,525)
     Common stock ($1.40 per share)                                             (100,104)     (100,104)
   Amortization of capital stock
     issue expense                                                        818                      818
Balance, December 31, 1995                   71,502,827   476,686     842,442    424,412     1,743,540
   Net income                                                                    178,241       178,241
   Cash dividends declared
     Preferred stock (at serial rates)
        Redeemable - optional                                                     (7,955)       (7,955)
                   - mandatory                                                    (1,575)       (1,575)
     Common stock ($1.40 per share)                                              (99,611)      (99,611)
   Common stock repurchase                   (1,832,500)  (12,217)    (27,981)                 (40,198)
   Premium paid on preferred stock
     redemption, net                                                              (4,383)       (4,383)
   Amortization of capital stock
     issue expense                                                      1,923                    1,923
Balance, December 31, 1996                   69,670,327  $464,469    $816,384   $489,129    $1,769,982

The notes on pages 40 through 57 are an integral part of the financial statements.

Notes to Consolidated Financial Statements


1  Significant Accounting Policies

Principles of consolidation

     The consolidated financial statements include the company's subsidiaries, Somerset Railroad Corporation (SRC) and NGE Enterprises, Inc. (NGE).

Utility plant

     The cost of repairs and minor replacements is charged to the appropriate operating expense accounts. The cost of renewals and betterments, including indirect costs, is capitalized. The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Depreciation and amortization

     Depreciation expense is determined using straight-line rates, based on the average service lives of groups of depreciable property in service. Depreciation accruals were equivalent to 3.5% of average depreciable property for 1996, 1995 and 1994. Amortization expense includes the amortization of certain regulatory assets authorized by the Public Service Commission of the State of New York (PSC).

Accounts receivable

     The company has an agreement that expires in November 2000 to sell, with limited recourse, undivided percentage interests in certain of its accounts receivable from customers. The agreement allows the company to receive up to $152 million from the sale of such interests. At December 31, 1996 and 1995, accounts receivable on the consolidated balance sheets are shown net of $152 million of interests in accounts receivable sold. All fees associated with the program are included in other income and deductions on the consolidated statements of income and amounted to approximately $9 million, $10 million and $7 million in 1996, 1995 and 1994, respectively. Accounts receivable on the consolidated balance sheets are also shown net of an allowance for doubtful accounts of $7 million at December 31, 1996 and 1995. Bad debt expense was $19 million, $18 million and $20 million in 1996, 1995 and 1994, respectively.

     In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (Statement 125), Accounting for the Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, effective for transactions occurring after December 31, 1996. The company's accounting complies with the provisions of Statement 125.

Income taxes

     The company files a consolidated federal income tax return with SRC and NGE. Deferred income taxes are provided on all temporary differences between financial statement basis and taxable income in accordance with Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income Taxes. Investment tax credits, which reduce federal income taxes currently payable, were deferred and are being amortized over the estimated lives of the applicable property.

Regulatory assets and liabilities

     Pursuant to Statement of Financial Accounting Standards No. 71 (Statement
71), Accounting for the Effects of Certain Types of Regulation, the company capitalizes, as regulatory assets, incurred costs that are probable of recovery in future electric and natural gas rates. In accordance with the company's current electric and natural gas rate settlement agreements, the company is no longer deferring certain costs that were previously subject to deferral accounting, such as fuel and natural gas purchased. The company also records as regulatory liabilities, obligations to customers to refund previously collected revenue or to spend revenue collected from customers on future costs.


     The company's regulatory assets and liabilities consisted of the following:

December 31                          1996       1996        1995      1995
                                               Liabil-               Liabil-
                                    Assets      ities      Assets     ities
                                                   (Thousands)
Unfunded future federal
  income taxes                     $269,767        -       $323,446      -
Deferred income taxes - unfunded
  future federal income taxes          -       $109,065       -      $128,643
Deferred income taxes                  -         94,004       -       108,605
Unamortized debt expense             80,745        -        85,023       -
Demand-side management
  (DSM) program costs                71,425        -        74,824       -
Nonutility generator (NUG)
  termination agreements             43,991        -        43,847       -
Environmental remediation costs      32,100        -        31,763       -
Other postretirement benefits        18,417        -        21,179       -
Other                                87,153      65,471    109,947     56,729
                                   --------    --------   --------   --------
     Total                         $603,598    $268,540   $690,029   $293,977
                                   ========    ========   ========   ========

     Unfunded future federal income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized debt expense is amortized over the lives of the related debt issues. DSM program costs, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with the company's rate settlement agreements. The company is earning a return on all regulatory assets for which the company has spent funds.

     If the company could no longer meet the criteria of Statement 71 for all or a separable part of its business, the company may have to record as expense or revenue all or a portion of its regulatory assets and liabilities and may have to record as a loss the amount for power purchase contracts with NUGs that is above the estimated price in a competitive marketplace.

Consolidated Statements of Cash Flows

     The company considers all highly liquid investments with a maturity or put date of three months or less when acquired to be cash equivalents. Those investments are included in cash and cash equivalents on the consolidated balance sheets.

     Total income taxes paid were $98 million, $55 million and $69 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Interest paid, net of amounts capitalized, was $112 million, $118 million and $132 million for the years ended December 31, 1996, 1995 and 1994, respectively.

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

Reclassifications

     Certain amounts have been reclassified on the consolidated financial statements to conform with the 1996 presentation.

2  Income Taxes

Year ended December 31               1996       1995       1994
                                            (Thousands)
Charged to operations
  Current                          $79,015    $63,502    $64,551
  Deferred, net
    Accelerated depreciation        52,572     55,493     57,564
    Revenue decoupling mechanism    (2,153)    (4,608)     6,870
    Alternative minimum tax
     (AMT) credit                      310     18,009      6,076
    Demand-side management          (1,267)        21     (9,048)
    Miscellaneous                  (14,197)   (10,339)   (17,514)
  Investment tax credit (ITC)       (6,337)    (6,214)    (6,038)
                                  --------   --------   --------
    Total                         $107,943   $115,864   $102,461
                                  ========   ========   ========

The company's effective tax rate differed from the statutory rate of 35% due to the following:

Year ended December 31              1996       1995        1994
                                           (Thousands)

Tax expense at statutory rate     $100,165   $109,396   $101,537
Depreciation not normalized         20,542     19,774     18,552
ITC amortization                    (6,337)    (6,214)    (6,038)
Research & Development credit           83     (5,547)    (1,352)
Cost of removal                     (2,825)    (3,772)    (5,462)
Other, net                          (3,685)     2,227     (4,776)
                                  --------   --------   --------
    Total                         $107,943   $115,864   $102,461
                                  ========   ========   ========

The company's deferred tax assets and liabilities consisted of the following:

December 31                                    1996        1995
                                                (Thousands)

Current Deferred Tax Assets                    $3,424     $7,594
                                             ========   ========
Noncurrent Deferred Taxes
  Depreciation                               $761,794   $727,630
  Unfunded future federal
   income taxes                               109,065    128,643
  Accumulated deferred ITC                    119,696    126,032
  Future income tax benefit - ITC             (41,847)   (44,488)
  Other                                         4,529     40,063
                                             --------   --------
    Total Noncurrent Deferred
     Tax Liabilities                          953,237    977,880
Valuation allowance                             1,385      2,852
Less amounts classified as
 regulatory liabilities
  Deferred income taxes - unfunded
   future federal income taxes                109,065    128,643
  Deferred income taxes                        94,004    108,605
                                             --------   --------
    Noncurrent Deferred Income Taxes         $751,553   $743,484
                                             ========   ========

3  Long-Term Debt

At December 31, 1996 and 1995, long-term debt was:

                                                                Amount
                       Maturity      Interest
                         Dates         Rates               1996        1995
                                                              (Thousands)

First mortgage
 bonds (1)           1997 to 2023  5 5/8% to 9 7/8%      $903,000    $963,000
Pollution control
 notes (2)           2006 to 2034   3.30% to  6.15%       613,000     613,000
Long-term notes        12/31/99                            29,900      31,000
Various long-term notes                                    15,809       5,501
Obligations under capital leases                           10,699      14,799
Unamortized premium and discount on debt, net              (8,106)     (8,849)
                                                       ----------  ----------
                                                        1,564,302   1,618,451
Less debt due within one year - included
      in current liabilities                               83,488      37,003
                                                       ----------  ----------
    Total                                              $1,480,814  $1,581,448
                                                       ==========  ==========

     At December 31, 1996, long-term debt and capital lease payments that will become due during the next five years are:

  1997         1998            1999         2000            2001
                            (Thousands)
$83,488      $35,634          $33,906      $1,899         $51,641

(1) The company's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all utility plant. The mortgage also provides for a sinking and improvement fund. This provision requires the company to make an annual cash deposit with the Trustee equivalent to 1% of the principal amount of all bonds delivered and authenticated by the Trustee prior to January 1 of that year (excluding any bonds issued on the basis of the retirement of bonds). The company satisfied the requirement by depositing $23 million in cash in 1996 and 1997. The funds were used to redeem, at par, $23 million of 9 7/8% Series first mortgage bonds, due February 2020, in both February 1996 and February 1997.

(2) Fixed-rate pollution control notes totaling $306 million were issued to secure the same amount of tax-exempt pollution control revenue bonds issued by a governmental authority. The interest rates range from 5.70% to 6.15%.

     Adjustable-rate pollution control notes totaling $132 million were issued to secure the same amount of tax-exempt adjustable-rate pollution control revenue bonds (Adjustable-rate Revenue Bonds) issued by a governmental authority. The Adjustable-rate Revenue Bonds bear interest at rates ranging from 3.30% to 3.85% through dates preceding various annual interest rate adjustment dates. On the annual interest rate adjustment dates the interest rates will be adjusted, or at the option of the company, subject to certain conditions, a fixed rate of interest may become effective. Bond owners may elect, subject to certain conditions, to have their Adjustable-rate Revenue Bonds purchased by the Trustee.

     Multi-mode pollution control notes totaling $175 million were issued to secure the same amount of tax-exempt multi-mode pollution control refunding revenue bonds (Multi-mode Revenue Bonds) issued by a governmental authority. The Multi-mode Revenue Bonds have a structure that allows the interest rates to be based on a daily rate, a weekly rate, a commercial paper rate, an auction rate, a term rate or a fixed rate. Bond owners may elect, while the Multi-mode Revenue Bonds bear interest at a daily or weekly rate, to have their bonds purchased by the Registrar and Paying Agent. The maturity dates of the Multi-mode Revenue Bonds are February 1, 2029, June 1, 2029, and October 1, 2029, and can be extended subject to certain conditions. At December 31, 1996, the multi-mode pollution control notes bore interest at the daily rate. The weighted average interest rate for all three series was 3.2%, excluding letter of credit fees, for the year ended December 31, 1996.

     The company has irrevocable letters of credit that support certain payments required to be made on the Adjustable-rate Revenue Bonds and Multi-mode Revenue Bonds, and that expire on various letter of credit expiration dates. If the company is unable to extend the letter of credit that is related to a particular series of Adjustable-rate Revenue Bonds, that series will have to be redeemed unless a fixed rate of interest becomes effective. Multi-mode Revenue Bonds are subject to mandatory purchase upon any change in the interest rate mode and in certain other circumstances. Payments made under the letters of credit in connection with purchases of Adjustable-rate Revenue Bonds and Multi-mode Revenue Bonds are repaid with the proceeds from the remarketing of those Bonds. To the extent the proceeds are not sufficient, the company is required to reimburse the bank that issued the letter of credit.

4  Preferred Stock

At December 31, 1996 and 1995, serial cumulative preferred stock was:
                                                Shares
            Par Value                         Authorized
                Per        Redeemable            and              Amount
Series         Share  Prior to   Per Share   Outstanding(1)  1996        1995
                                                               (Thousands)
Redeemable solely at the option of the company:
3.75%          $100                $104.00       150,000   $15,000     $15,000
4 1/2%(1949)    100                 103.75        40,000     4,000       4,000
4.15% (2)       100                 101.00        14,000     1,400       4,000
4.40% (2)       100                 102.00        55,200     5,520       7,500
4.15% (1954)(2) 100                 102.00        35,200     3,520       5,000
6.48%           100                 102.00       300,000    30,000      30,000
7.40% (3)        25    12/1/98       26.85     1,000,000    25,000      25,000
                       Thereafter    25.00
Adjustable
 Rate (4)        25    12/1/98       27.50     2,000,000    50,000      50,000
                       Thereafter    25.00
                                                          --------    --------
       Total                                              $134,440    $140,500
                                                          ========    ========
Subject to mandatory redemption requirements:
6.30% (5)       100     1/1/98      103.78       250,000   $25,000     $25,000
8.95% (6)        25                                 -         -        100,000
                                                          --------    --------
       Total                                               $25,000    $125,000
                                                          ========    ========

At December 31, 1996, there were no preferred stock redemptions or annual redeemable preferred stock sinking fund requirements for the next five years.

(1) At December 31, 1996, there were 1,610,600 shares of $100 par value preferred stock, 7,800,000 shares of $25 par value preferred stock and 1,000,000 shares of $100 par value preference stock authorized but unissued.

(2) In 1996 the company purchased the following, at a discount, through the issuance of commercial paper: $2.60 million of 4.15%
preferred stock, $1.98 million of 4.40% preferred stock and $1.48 million of 4.15% (1954) preferred stock.

(3) The company is restricted in its ability to redeem this Series prior to December 1, 1998.

(4) The payment on this Series, for April 1, 1997, is at an annual rate of 5.40% and subsequent payments can vary from an annual rate of 4% to 10%, based on a formula included in the company's Certificate of Incorporation. The company is restricted in its ability to redeem this Series prior to December 1, 1998.

(5) On January 1 in each year 2004 through 2008, the company must redeem 12,500 shares at par, and on January 1, 2009, the company must redeem the balance of the shares at par. This Series is redeemable at the option of the company at $103.78 per share prior to January 1, 1998. The $103.78 price will be reduced annually by 63 cents for the years ending 1998 through 2002; thereafter, the redemption price is $100.00. The company is restricted in its ability to redeem this Series prior to January 1, 2004.

(6) Redeemed January 1, 1996.

Dividend Limitations: After dividends on all outstanding preferred stock have been paid, or declared, and funds set apart for their payment, the common stock is entitled to cash dividends as may be declared by the board of directors out of retained earnings accumulated since December 31, 1946. Common stock dividends are limited if common stock equity (52% at December 31, 1996) falls below 25% of total capitalization, as defined in the company's Certificate of Incorporation. Dividends on common stock cannot be paid unless sinking fund requirements of the preferred stock are met. The company has not been restricted in the payment of dividends on common stock by these provisions. Retained earnings accumulated since December 31, 1946, were approximately $489 million and $424 million as of December 31, 1996 and 1995, respectively.


5 Bank Loans and Other Borrowings

     The company has a revolving credit agreement with certain banks that provides for borrowing up to $200 million to December 31, 2001. At the option of the company, the interest rate on borrowings is related to the prime rate, the London Interbank Offered Rate or the interest rate applicable to certain certificates of deposit. The agreement also provides for the payment of a commitment fee that can fluctuate from .10% to .25% depending on the credit ratings of the company's first mortgage bonds. The commitment fee was .125% at December 31, 1996 and 1995, and .1875% at December 31, 1994.

     The revolving credit agreement does not require compensating balances. The company had no outstanding loans under the revolving credit agreement at December 31, 1996 or 1995.

     The company uses short-term unsecured notes, usually commercial paper, to finance certain refundings and for other corporate purposes. The weighted average interest rates on commercial paper balances at December 31, 1996, 1995 and 1994 were 5.8%, 6.1% and 5.8%, respectively.

6  Retirement Benefits

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

Net pension benefit included the following components:

Year ended December 31          1996        1995      1994
                                        (Thousands)
Service cost:  Benefits
  earned during the year       $18,593    $16,391   $17,637
Interest cost on projected
  benefit obligation            46,070     45,400    43,328
Actual return on plan assets  (138,957)  (185,816)  (17,409)
Net amortization and deferral   58,162    111,209   (48,824)
                              --------   --------  --------
     Net pension (benefit)    $(16,132)  $(12,816)  $(5,268)
                              ========   ========  ========

The funded status of the plan was:
December 31                                1996       1995
                                            (Thousands)
Actuarial present value of accumulated
  benefit obligation
   Vested                                $472,786   $450,857
   Nonvested                               52,272     53,837
                                         --------   --------
     Total                               $525,058   $504,694
                                         ========   ========

Fair value of plan assets               $(995,795) $(888,190)
Actuarial present value of
  projected benefit obligation (PBO)      679,778    661,138
                                         --------   --------
Plan assets in excess of PBO             (316,017)  (227,052)
Unrecognized net transition asset          51,898     59,136
Unrecognized net gain                     275,531    178,927
Unrecognized prior service cost           (26,464)    (9,931)
                                         --------   --------
     Net pension (asset) liability       $(15,052)    $1,080
                                         ========   ========

Assumptions used to determine actuarial valuations
  Discount rate used to determine PBO         7.25%     7.0%
  Rate of compensation increase
    used to determine PBO                     4.75%     4.75%
  Long-term rate of return on plan
    assets for net pension benefit            8.0%      8.0%

     Plan assets primarily consist of domestic and international equity securities; U.S. agency, corporate and Treasury bonds; and cash equivalents.

Postretirement benefits other than pensions

     The company has postretirement benefit plans, such as a comprehensive health insurance plan and a prescription drug plan, that provide certain benefits for retired employees and their dependents. Substantially all of the company's employees who retire under the company's pension plan may become eligible for those benefits at retirement. The postretirement benefit plans were unfunded as of December 31, 1996 and 1995.

     The net periodic postretirement benefits cost other than pensions recognized on the income statements for 1996, 1995 and 1994 (below) represent the portion of costs related to Statement of Financial Accounting Standards No. 106 (Statement 106), Employers' Accounting for Postretirement Benefits Other Than Pensions, that the company has been allowed to collect from its customers. The company has deferred $18 million and $21 million of Statement 106 costs as of December 31, 1996 and 1995, respectively. The company expects to recover any deferred Statement 106 amounts by the year 2000.

     Net postretirement benefits cost other than pensions included the following components:

Year ended December 31                   1996     1995     1994
                                              (Thousands)
Service cost: Benefits accumulated
               during the year          $6,436   $5,412   $7,050
Interest cost on accumulated
  postretirement benefit obligation     15,795   15,228   15,903
Amortization of transition obligation
  over 20 years                         10,330   10,330   10,330
Amortization of (gain) loss             (3,246)  (4,575)       2
Deferral for future recovery            (8,950)  (7,742) (18,757)
                                       -------  -------  -------
    Net periodic postretirement
      benefits cost                    $20,365  $18,653  $14,528
                                       =======  =======  =======

     The status of the plans for postretirement benefits other than pensions, as reflected in the company's consolidated balance sheets, was as follows:

December 31                                     1996      1995
                                                  (Thousands)
Accumulated postretirement benefit
  obligation (APBO)
     Retired employees                        $103,912  $114,383
     Fully eligible active plan
       participants                             15,259    15,214
     Other active plan employees               107,022   106,689
                                              --------  --------
         Total APBO                            226,193   236,286
Less unrecognized transition
  obligation                                   165,278   175,608
Less unrecognized net gain                     (34,280)  (15,005)
                                              --------  --------
         Accrued postretirement liability      $95,195   $75,683
                                              ========  ========

    A 9% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1997, gradually decreasing to 5% by the year 2003. Increasing the assumed health care cost trend rates by 1% in each year would increase the APBO as of January 1, 1997, by $39 million and increase the aggregate of the service cost and interest cost components of the net postretirement benefits cost for 1996 by $5 million. Discount rates of 7.25% and 7% were used to determine the APBO in 1996 and 1995, respectively.


7  Jointly-Owned Generating Stations

Nine Mile Point Unit 2

     The company has an undivided 18% interest in the output and costs of the Nine Mile Point nuclear generating unit No. 2
(NMP2), which is operated by Niagara Mohawk Power Corporation (Niagara Mohawk). Ownership of NMP2 is shared with Niagara Mohawk 41%, Long Island Lighting Company 18%, Rochester Gas and Electric Corporation 14% and Central Hudson Gas & Electric Corporation 9%. The company's share of the rated capability is 206 megawatts. The company's share of net utility plant investment, excluding nuclear fuel, was approximately $610 million and $625 million, at December 31, 1996 and 1995, respectively. The accumulated provision for depreciation was approximately $144 million and $129 million, at December 31, 1996 and 1995, respectively. The company's share of operating expenses is included in the consolidated statements of income.

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

     Niagara Mohawk has procured property insurance for NMP2 aggregating approximately $2.8 billion through the Nuclear Insurance Pools and the Nuclear Electric Insurance Limited
(NEIL). In addition, the company has purchased NEIL insurance coverage for the extra expense that would be incurred by purchasing replacement power during prolonged accidental outages. Under NEIL programs, should losses resulting from an incident at a member facility exceed the accumulated reserves of NEIL, each member, including the company, would be liable for its share of the deficiency. The company's maximum liability per incident under the property damage and replacement power coverages is approximately $3 million.

Nuclear plant decommissioning costs

     Based on the results of a 1995 decommissioning study, the company's 18% share of the cost to decommission NMP2 is $150 million in 1997 dollars ($422 million in 2026 when NMP2's operating license will expire). The estimated annual contribution needed to cover the company's share of costs as outlined in the study is approximately $4 million.

     The company's estimated liability for decommissioning NMP2 using the Nuclear Regulatory Commission's (NRC) minimum funding requirement is approximately $82 million in 1997 dollars. The company's electric rates currently include an annual allowance for decommissioning of $2 million, which approximates the NRC's minimum funding requirement. Decommissioning costs are charged to depreciation and amortization expense and are recovered over the expected life of the plant. In its five-year electric rate and restructuring plan submitted in the PSC's Competitive Opportunities Proceeding, the company used the 1995 decommissioning study as a basis for increasing the amount proposed to be recovered in rates for decommissioning. The company believes that any increase in decommissioning costs will ultimately be recovered in rates.

     The company has established a Qualified Fund under applicable provisions of the federal tax law and to comply with NRC funding regulations. The balance in the fund, including reinvested earnings, was approximately $11 million and $9 million at December 31, 1996 and 1995, respectively. Those amounts are included on the consolidated balance sheets in other property and investments, net. The related liability for decommissioning is included in other liabilities - other. At December 31, 1996, the external trust fund investments were classified as available-for-sale, and their carrying value approximated fair value.

     In early 1996 the Financial Accounting Standards Board issued an exposure draft, Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets. The exposure draft proposes that companies recognize the present value of estimated decommissioning costs. If the final statement includes that requirement, the estimated liability the company would have to recognize on its balance sheet related to decommissioning NMP2 is approximately $61 million, based on the 1995 decommissioning study.

Homer City

     The company has an undivided 50% interest in the output and costs of the Homer City Generating Station, which comprises three generating units. The station is owned with Pennsylvania Electric Company and is operated by its affiliate, GPU Generation, Inc. The company's share of the rated capability is 959 megawatts, and its net utility plant investment was approximately $269 million and $276 million at December 31, 1996 and 1995, respectively. The accumulated provision for depreciation was approximately $181 million and $168 million, at December 31, 1996 and 1995, respectively. The company's share of operating expenses is included in the consolidated statements of income.


8  Commitments

Capital expenditures

     The company has substantial commitments in connection with its capital expenditure program and estimates that expenditures for 1997, 1998 and 1999 will approximate $141 million, $157 million and $128 million, respectively, and are expected to be financed entirely with internally generated funds. The program is subject to periodic review and revision. Actual capital expenditures may change to reflect additional regulatory requirements and the company's continued focus on minimizing capital expenditures. Capital expenditures will be primarily for the extension of service, necessary improvements to existing facilities and compliance with environmental requirements.

Nonutility generator power purchase contracts

     During 1996, 1995 and 1994 the company expensed approximately $320 million, $284 million and $214 million, respectively, for NUG power, including termination costs. The company estimates that NUG power purchases, including termination costs, will total $338 million in 1997, $351 million in 1998 and $352 million in 1999.


9  Environmental Liability

     The company has been notified by the U. S. Environmental Protection Agency (EPA) and the New York State Department of Environmental Conservation (NYSDEC), as appropriate, that it is among the potentially responsible parties (PRPs) who may be liable to pay for costs incurred to remediate certain hazardous substances at nine waste sites, not including the company's inactive gas manufacturing sites, which are discussed below. With respect to the nine sites, seven sites are included in the New York State Registry of Inactive Hazardous Waste Sites (New York State Registry) and two of the sites are also included on the National Priorities list.

     Any liability may be joint and several for certain of those sites. The company has recorded an estimated liability of $1 million related to six of the nine sites, which is reflected in the company's consolidated balance sheets at December 31, 1996. The ultimate cost to remediate the sites may be significantly more than the estimated amount and will be dependent on such factors as the remedial action plan selected, the extent of site contamination and the portion attributed to the company.

     The company has a program to investigate and perform necessary remediation at its known inactive gas manufacturing sites. In March 1994 and October 1996 the company entered into Orders on Consent with the NYSDEC requiring the company to investigate and, where necessary, remediate 34 of the company's 38 known inactive gas manufacturing sites. With respect to the 38 sites, eight sites are included in the New York State Registry.

     Expenditures through the year 2009 are estimated at $31 million, including the impact of the Orders on Consent. That estimate was determined by using the company's experience and knowledge related to the sites as a result of the investigation and remediation that the company has performed to date. It could change materially, based on facts and circumstances derived from site investigations, changes in required remedial action, changes in technology relating to remedial alternatives and changes in presently enacted laws and regulations. The liability to investigate and perform remediation, as necessary, at the known inactive gas manufacturing sites, is reflected in the company's consolidated balance sheets at December 31, 1996 and 1995, in the amount of $31 million. The company has recorded a corresponding regulatory asset, since it expects to recover such expenditures in rates, as the company has previously been allowed by the PSC to recover such costs in rates. The company has notified its former and current insurance carriers that it seeks to recover from them certain of the cleanup costs. The company is unable to predict the amount of insurance recoveries, if any, that it may obtain.


10  Energy Services

     The company, pursuant to a PSC Order, is allowed to invest up to 5% of its consolidated capitalization (approximately $171 million at December 31, 1996) in one or more subsidiaries that may engage or invest in energy-related or environmental-services businesses and provide related services.

    The company has been making investments in energy services companies through NGE Enterprises, Inc. (NGE). Those companies provide energy, financial and environmental services.

     The company's investment as of December 31 and net loss for the year ended December 31 related to NGE are:

                                1996       1995       1994
                                        (Millions)
Investment                      $57        $54        $47
Net Loss*                       $21        $12         $6

*Includes net loss from EnerSoft Corporation (EnerSoft) of $16 million, $7 million and $5 million in 1996, 1995 and 1994, respectively. EnerSoft's 1996 net loss includes $10 million related to NGE's decision to exit that business.

     The majority of the company's investment is included in other property and investments, net on the consolidated balance sheets. NGE's total liabilities and capitalization at December 31, 1996 and 1995, was approximately $45 million and $48 million, respectively. NGE's net loss is included in other income and deductions on the consolidated statements of income.

11  Fair Value of Financial Instruments

     Certain of the company's financial instruments had carrying amounts and estimated fair values (based on the quoted market prices for the same or similar issues of the same remaining maturities) as follows:

December 31                    1996      1996        1995      1995
                             Carrying  Estimated   Carrying  Estimated
                              Amount   Fair Value   Amount   Fair Value
                                                       (Thousands)
Preferred stock subject
 to mandatory redemption
 requirements                 $25,000   $22,531     $125,000   $130,085
First mortgage bonds         $894,894  $938,873     $954,151 $1,025,696
Pollution control notes      $613,000  $623,666     $613,000   $617,446

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


12  Industry Segment Information
     Certain information pertaining to the electric and natural gas operations of the company follows:

                    1996     1996       1995     1995        1994     1994
                            Natural             Natural              Natural
                  Electric    Gas     Electric    Gas      Electric    Gas
                                         (Thousands)
Operating
  Revenues       $1,723,147 $336,224 $1,708,297 $301,244  $1,600,075  $298,780
  Income           $400,262  $57,281   $421,328  $50,816    $397,747   $40,828
Depreciation and
  amortization     $176,906  $12,495   $172,831  $11,939    $167,484   $10,842
Capital
  expenditures     $129,212  $82,625   $113,539  $45,142    $183,910   $40,396
Identifiable
  assets*        $4,376,814 $550,196 $4,525,541 $493,537  $4,631,511  $486,075

* Assets used in electric, natural gas and energy services operations not included above were $132,671, $95,253 and $113,099 at December 31, 1996, 1995
and 1994, respectively. They consist primarily of cash and cash equivalents, special deposits, prepayments and subsidiaries' assets.

       13  Quarterly Financial Information (Unaudited)

Quarter ended             March 31       June 30     Sept. 30      Dec. 31
                              (Thousands, except per share amounts)
1996
Operating revenues        $618,764      $452,933     $456,568     $531,106
Operating income          $196,353       $74,924      $74,285     $111,981
Net income                 $98,676       $20,882      $11,052*     $47,631
Earnings available
  for common stock         $96,343       $18,496       $8,616      $45,256
Earnings per share           $1.35          $.26         $.12*        $.65
Dividends per share           $.35          $.35         $.35         $.35
Average shares outstanding  71,503        71,503       71,416       70,096
Common stock price**
  High                      $26.38        $24.50       $24.88       $22.63
  Low                       $21.88        $22.00       $21.13       $20.38

1995
Operating revenues        $571,910      $439,916     $464,694     $533,021
Operating income          $157,323       $81,035     $106,638     $127,148
Net income                 $75,584       $24,630      $43,503      $52,973
Earnings available
  for common stock         $70,825       $19,914      $38,878      $48,352
Earnings per share            $.99          $.28         $.54         $.68
Dividends per share           $.35          $.35         $.35         $.35
Average shares outstanding  71,503        71,503       71,503       71,503
Common stock price**
  High                      $21.75        $24.00       $26.75       $26.38
  Low                       $19.00        $21.25       $22.50       $24.75

 * Includes the effect of the writedown of the investment in EnerSoft Corporation that decreased net income and earnings available for common stock by $10 million and decreased earnings per share by 14 cents.
** The company's common stock is listed on the New York Stock Exchange. The number of shareholders of record at December 31, 1996, was 45,608.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                             _______________________



To the Shareholders and Board of Directors,
New York State Electric & Gas Corporation and Subsidiaries
Ithaca, New York


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York State Electric & Gas Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                      COOPERS & LYBRAND L.L.P.


New York, New York
January 31, 1997

                             NEW YORK STATE ELECTRIC & GAS CORPORATION

                    SCHEDULE II - Consolidated Valuation and Qualifying Accounts
                                       (Thousands of Dollars)

     Years Ended December 31, 1996, 1995 and 1994
                                Beginning                                               End
     Classification             of Year    Additions    Write-offs (a)   Adjustments    of Year  (b)

     1996
       Allowance for Doubtful
          Accounts - Accounts
          Receivable           $6,785       $18,858       $(18,937)         $100(c)      $6,806
       Deferred Tax Asset
          Valuation Allowance  $2,852          $158        $(1,625)           -          $1,385

     1995
       Allowance for Doubtful
          Accounts - Accounts
          Receivable           $7,198       $17,891       $(18,304)           -          $6,785
       Deferred Tax Asset
          Valuation Allowance  $2,211          $641           -               -          $2,852

     1994
       Allowance for Doubtful
          Accounts - Accounts
          Receivable           $4,000       $19,594       $(16,894)         $498 (c)     $7,198
       Deferred Tax Asset
          Valuation Allowance    $663        $1,548           -               -          $2,211



     (a)     Uncollectible accounts charged against the allowance, net of recoveries.
     (b)     Represents an estimate of the write-offs that will not be recovered in rates.

     (c)     Due to acquisition of XENERGY, Inc. in 1994 and KENETECH Energy Management, Inc. in 1996.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure - None

                                     PART III

Item 10.  Directors and executive officers of the Registrant

     Incorporated herein by reference to the information under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated April 11, 1997. The information regarding executive officers is on pages 16 - 17 of this report.

Item 11.  Executive compensation

     Incorporated herein by reference to the information under the captions "Executive Compensation," "Employment and Change in Control Arrangements," "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Report of Executive Compensation and Succession Committee" and "Stock Performance Graph" in the Company's Proxy Statement dated April 11, 1997.

Item 12.  Security ownership of certain beneficial owners and management

     Incorporated herein by reference to the information under the caption "Security Ownership of Management" in the Company's Proxy Statement dated April 11, 1997.

Item 13.  Certain relationships and related transactions

     Incorporated herein by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement dated April 11, 1997.

                                     PART IV

Item 14.  Exhibits, financial statement schedules, and reports on Form 8-K

(a)  The following documents are filed as part of this report:

 1.  Financial statements
     Included in Part II of this report:
     a)   Consolidated Balance Sheets as of December 31, 1996 and 1995
     b)   For the three years ended December 31, 1996:
            Consolidated Statements of Income
            Consolidated Statements of Cash Flows
            Consolidated Statements of Changes in Common Stock Equity
     c)   Notes to Consolidated Financial Statements
     d)   Report of Independent Accountants

 2.  Financial statement schedule
     Included in Part II of this report:
     For the three years ended December 31, 1996:
         II. Consolidated Valuation and Qualifying Accounts

     Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Consolidated Financial Statements or notes thereto.

3.  Exhibits
(a)(1)   The following exhibits are delivered with this report:

  Exhibit No.
      3-15 - By-Laws of the company as amended January 10, 1997.
 (A) 10-16 - Retirement Plan for Directors Amendment No. 3.
 (A) 10-19 - Director Share Plan.
 (A) 10-20 - Deferred Compensation Plan for the Director Share Plan.
 (A) 10-21 - Supplemental Executive Retirement Plan as amended through
             Amendment No. 11.
 (A) 10-22 - Amended and Restated Annual Executive Incentive Plan.
     12    - Computation of Ratio of Earnings to Fixed Charges.
     21    - Subsidiaries.
     23    - Consent of Coopers & Lybrand L.L.P. to incorporation by
             reference into certain registration statements.
     27    - Financial Data Schedule.
     99-1  - Form 11-K for New York State Electric & Gas Corporation
             Tax Deferred Savings Plan for Salaried Employees.
     99-2  - Form 11-K for New York State Electric & Gas Corporation
             Tax Deferred Savings Plan for Hourly Paid Employees.

(a)(2)    The following exhibits are incorporated herein by reference:
  Exhibit No.                 Filed in                           As Exhibit No.
      3-1  - Restated Certificate of Incorporation of the
             Company pursuant to Section 807 of the Business
             Corporation Law filed in the Office of the
             Secretary of State of the State of New York on
             October 25, 1988 - Registration No. 33-50719  . . .      4-11
      3-2  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the
             Secretary of State of the State of New York
             on October 17, 1989 - Registration No. 33-50719 . .      4-12
      3-3  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on May 22, 1990 -
             Registration No. 33-50719 . . . . . . . . . . . . .      4-13
      3-4  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the
             Secretary of State of the State of New York
             on October 31, 1990 - Registration No. 33-50719 . .      4-14
      3-5  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the
             Secretary of State of the State of New York
             on February 6, 1991 - Registration No. 33-50719 . .      4-15
      3-6  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the
             Secretary of State of the State of New York
             on October 15, 1991 - Registration No. 33-50719 . .      4-16
      3-7  - Certificate of Merger of Columbia Gas of New York,
             Inc. into the Company filed in the Office of the
             Secretary of State of the State of New York on
             April 8, 1991 - Registration No. 33-50719 . . . . .      4-20
      3-8  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on May 28, 1992 -
             Registration No. 33-50719 . . . . . . . . . . . . .      4-17
______________________________
(A)  Management contract or compensatory plan or arrangement.
  Exhibit No.                 Filed in                           As Exhibit No.
      3-9  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on October 20, 1992 -
             Registration No. 33-50719 . . . . . . . . . . . . .      4-18
      3-10 - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on October 14, 1993
             Registration No. 33-50719 . . . . . . . . . . . . .      4-19
      3-11 - Certificate of Amendment of the Certificate of Incor-
             poration filed in the Office of the Secretary of State
             of the State of New York on December 10, 1993 -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .      3-11
      3-12 - Certificate of Amendment of the Certificate of Incor-
             poration filed in the Office of the Secretary of State
             of the State of New York on December 20, 1993 -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .      3-12
      3-13 - Certificate of Amendment of the Certificate of Incor-
             poration filed in the Office of the Secretary of State
             of the State of New York on December 20, 1993 -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .      3-13
      3-14 - Certificates of the Secretary of the Company concern-
             ing consents dated March 20, 1957 and May 9, 1975 of
             holders of Serial Preferred Stock with respect to
             issuance of certain unsecured indebtedness -
             Registration No. 2-69988. . . . . . . . . . . . . .      4-7
      4-1  - First Mortgage dated as of July 1, 1921 executed by the Company under its then name of "New York State
             Gas and Electric Corporation" to The Equitable Trust
             Company of New York, as Trustee (The Chase Manhattan
             Bank is Successor Trustee) - Registration No. 33-4186.   4-1

Supplemental Indentures to First Mortgage dated as of July 1, 1921:
     4-2   - No. 37 - Registration No. 33-31297. . . . . . . . .      4-2
     4-3   - No. 39 - Registration No. 33-31297. . . . . . . . .      4-3
     4-4   - No. 43 - Registration No. 33-31297. . . . . . . . .      4-4
     4-5   - No. 51 - Registration No. 2-59840 . . . . . . . . .      2-B(46)
     4-6   - No. 69 - Registration No. 2-59840 . . . . . . . . .      2-B(64)
     4-7   - No. 71 - Registration No. 2-59840 . . . . . . . . .      2-B(66)
     4-8   - No. 74 - Registration No. 2-59840 . . . . . . . . .      2-B(69)
     4-9   - No. 75 - Registration No. 2-59840 . . . . . . . . .      2-B(70)
     4-10  - No. 80 - Registration No. 2-59840 . . . . . . . . .      2-B(75)
     4-11  - No. 81 - Registration No. 2-59840 . . . . . . . . .      2-B(76)
     4-12  - No. 103- Registration No. 33-43458. . . . . . . . .      4-8
     4-13  - No. 104- Registration No. 33-43458. . . . . . . . .      4-9
     4-14  - No. 105- Registration No. 33-52040. . . . . . . . .      4-8
     4-15  - No. 106- Company's 10-K for year ended
                      December 31, 1992 - File No. 1-3103-2. . .      4-23
     4-16  - No. 107- Company's 10-K for year ended
                      December 31, 1992 - File No. 1-3103-2. . .      4-24
     4-17  - No. 108- Registration No. 33-50719. . . . . . . . .      4-8
     4-18  - No. 109- Registration No. 33-50719. . . . . . . . .      4-9

  Agreements and amendments with the Power Authority of the State of New York:

  Exhibit No.                 Filed in                           As Exhibit No.

    10-1   - Letter Agreement dated February 3, 1982 relating to
             transmission services - Registration No. 2-82192. .     10-1
    10-2   - Amendment dated December 21, 1989 to the Letter
             Agreement dated February 3, 1982 relating to trans-
             mission services - Company's 10-K for year ended
             December 31, 1989 - File No. 1-3103-2 . .  . .  . .     10-4
    10-3   - Transmission Agreement dated December 12, 1983,
             with respect to connection of the Company's Kintigh (Somerset) Generating Station to the Niagara-Edic
             345 kv transmission system - Company's 10-K for year
             ended December 31, 1988 - File No. 1-3103-2 . . . .     10-6
    10-4   - Amendment dated December 21, 1989 to the Transmission
             Agreement dated December 12, 1983 with respect to
             connection of the Company's Kintigh (Somerset) Gener-
             ating Station to the Niagara-Edic 345 kv transmission
             system - Company's 10-K for the year ended December
             31, 1989 File No. 1-3103-2. . . . . . . . . . . . .     10-7

                               * * * * * * * * * *

    10-5   - New York Power Pool Agreement dated July 11, 1985 -
             Company's 10-K for year ended December 31, 1988 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-7
    10-6   - Transmission Agreement dated January 10, 1990 between
             New York State Electric & Gas Corporation and Niagara
             Mohawk Power Corporation, with respect to remote load
             and generation wheeling service for the Company -
             Company's 10-K for year ended December 31, 1990 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-17
    10-7   - Coal Sales Agreement dated December 21, 1983 between
             the Company and Consolidation Coal Company - Company's
             10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . . .   10-14
    10-8   - Amendment No. 1 dated as of October 1, 1985 to the
             Coal Sales Agreement dated December 21, 1983 between
             the Company and Consolidation Coal Company -
             Company's 10-K for year ended December 31, 1986 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-11
    10-9   - Amendment No. 2 dated as of August 28, 1986 to the
             Coal Sales Agreement dated December 21, 1983 between
             the Company and Consolidation Coal Company -
             Company's 10-K for year ended December 31, 1986 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-12
    10-10  - Basic Agreement dated as of September 22, 1975
             between New York State Electric & Gas Corporation
             and others concerning Nine Mile Point Nuclear
             Station, Unit No. 2 - Registration No. 2-54903. . .      5-0
    10-11  - Nine Mile Point Nuclear Station Unit 2 Operating
             Agreement effective as of January 1, 1993 among
             New York State Electric & Gas Corporation and
             others - Company's 10-K for the year ended
             December 31, 1992 - File No. 1-3103-2 . . . . . . .     10-18

Exhibit No.                 Filed in                           As Exhibit No.
    10-12  - Coal Hauling Agreement dated as of March 9, 1983
             between Somerset Railroad Corporation and New
             York State Electric & Gas Corporation -
             Registration No. 2-82352. . . . . . . . . . . . . .     10
 (A)10-13  - Retirement Plan for Directors - Company's 10-K
             for the year ended December 31, 1991 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-26
 (A)10-14  - Retirement Plan for Directors Amendment No. 1 -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-21
 (A)10-15  - Retirement Plan for Directors Amendment No. 2 -
             Company's 10-K for year ended December 31, 1995 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-15
 (A)10-17  - Form of Deferred Compensation Plan for Directors -
             Company's 10-K for year ended December 31, 1989 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-22
 (A)10-18  - Deferred Compensation Plan for Directors Amendment
             No. 1 - Company's 10-K for year ended December
             31, 1993 - File No. 1-3103-2. . . . . . . . . . . .     10-23
 (A)10-23  - Long-term Executive Incentive Share Plan -
             Company's 10-K for year ended December 31, 1995 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-43
 (A)10-24  - Long-Term Executive Incentive Share Plan Deferred
             Compensation Agreement - Company's 10-K for year
             ended December 31, 1995 - File No. 1-3103-2 . . . .     10-44
 (A)10-25  - Employment Contract for A. E. Kintigh - Company's
             10-K for year ended December 31, 1988 - File
             No. 1-3103-2. . . . . . . . . . . . . . . . . . . .     10-26
 (A)10-26  - Agreement with M.I. German - Company's 10-K for the
             year ended December 31, 1994 - File No. 1-2103-2. .     10-41
 (A)10-27  - Employment Agreement for J. A. Carrigg - Company's
             10-K for year ended December 31, 1993 - File No.
             1-3103-2. . . . . . . . . . . . . . . . . . . . . .     10-46
 (A)10-28  - Employment Agreement for J. A. Carrigg Amendment
             No. 1 - Company's 10-K for year ended December 31,
             1995 - File No. 1-3103-2. . . . . . . . . . . . . .     10-48
 (A)10-29  - Form of Severance Agreement for Senior Vice
             Presidents - Company's 10-K for year ended December
             31, 1993 - File No. 1-3103-2. . . . . . . . . . . . .   10-47
 (A)10-30  - Form of Severance Agreement for Senior Vice
             Presidents Amendment No. 1 - Company's 10-K for year
             ended December 31, 1995 - File No. 1-3103-2 . . . . .   10-50
 (A)10-31  - Form of Severance Agreement for Vice Presidents -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . . .   10-48
 (A)10-32  - Form of Severance Agreement for Vice Presidents
             Amendment No. 1 - Company's 10-K for year ended
             December 31, 1995 - File No. 1-3103-2 . . . . . . . .   10-52
 (A)10-33  - Deferred Compensation Plan for Salaried Employees -
             Company's 10-K for year ended December 31, 1995 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . . .   10-53



_____________________________
(A)  Management contract or compensatory plan or arrangement.

  Exhibit No.                 Filed in                          As Exhibit No.

 (A)10-34  - Employment Agreement for W. W. von Schack -
             Company's 10-Q for quarter ended September 30,
             1996 - File No. 1-3103-2. . . . . . . . . . . . . . .   10-54
 (A)10-35  - Employment agreement for W. W. von Schack Amendment
             No. 1 - Company's 10-Q for quarter ended September
             30, 1996 - File No. 1-3103-2. . . . . . . . . . . . .   10-55



     The company agrees to furnish to the Commission, upon request, a copy of the Revolving Credit Agreement dated as of July 31, 1992, as amended, between the company, The Chase Manhattan Bank, as Agent, and certain banks; a copy of the Participation Agreements dated as of June 1, 1987 and December 1, 1988 between the company and New York State Energy Research and Development Authority (NYSERDA) relating to Adjustable Rate Pollution Control Revenue Bonds (1987 Series A), and (1988 Series A), respectively; a copy of the Participation Agreements dated as of March 1, 1985, October 15, 1985, and December 1, 1985 between the company and NYSERDA relating to Annual Tender Pollution Control Revenue Bonds (1985 Series A), (1985 Series B), and (1985 Series D), respectively; a copy of the Participation Agreements dated as of February 1, 1993, February 1, 1994, June 1, 1994, October 1, 1994 and December 1, 1994
between the company and NYSERDA relating to Pollution Control Refunding Revenue Bonds (1994 Series A), (1994 Series B), (1994 Series C), (1994 Series D), and (1994 Series E), respectively; a copy of the Participation Agreement dated as of December 1, 1993 between the company and NYSERDA relating to Solid Waste Disposal Revenue Bonds (1993 Series A); a copy of the Participation Agreement dated as of December 1, 1994 between the company and the Indiana County Industrial Development Authority relating to Pollution Control Refunding Revenue Bonds (1994 Series A); a copy of the Credit Agreement dated as of March 9, 1983, as amended, between Somerset Railroad Corporation and The Chase Manhattan Bank, and a copy of the Revolving Credit Agreement dated as of June 30, 1994, as amended, between XENERGY Inc. and The First National Bank of Boston. The total amount of securities authorized under each of such agreements does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.


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

                                   NEW YORK STATE ELECTRIC & GAS CORPORATION



Date:  March 14, 1997              By       Gary J. Turton
                                            Gary J. Turton
                                            Vice President and Controller
                                            Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   PRINCIPAL EXECUTIVE OFFICER



Date:  March 14, 1997              By       Wesley W. von Schack
                                            Wesley W. von Schack
                                            Chairman, President,
                                            Chief Executive Officer and
                                            Director


                                   PRINCIPAL FINANCIAL OFFICER



Date:  March 14, 1997              By       Sherwood J. Rafferty
                                            Sherwood J. Rafferty
                                            Senior Vice President and
                                            Chief Financial Officer


                                   PRINCIPAL ACCOUNTING OFFICER



Date:  March 14, 1997              By       Gary J. Turton
                                            Gary J. Turton
                                            Vice President and Controller

Date:  March 14, 1997              By        James A. Carrigg
                                             James A. Carrigg
                                             Director


Date:  March 14, 1997              By        Alison P. Casarett
                                             Alison P. Casarett
                                             Director


Date:  March 14, 1997              By        Joseph J. Castiglia
                                             Joseph J. Castiglia
                                             Director


Date:  March 14, 1997              By        Lois B. DeFleur
                                             Lois B. DeFleur
                                             Director


Date:  March 14, 1997              By        Everett A. Gilmour
                                             Everett A. Gilmour
                                             Director


Date:  March 14, 1997              By        Paul L. Gioia
                                             Paul L. Gioia
                                             Director


Date:  March 14, 1997              By        John M. Keeler
                                             John M. Keeler
                                             Director


Date:  March 14, 1997              By        Allen E. Kintigh
                                             Allen E. Kintigh
                                             Director


Date:  March 14, 1997              By        Ben E. Lynch
                                             Ben E. Lynch
                                             Director


Date:  March 14, 1997              By        Alton G. Marshall
                                             Alton G. Marshall
                                             Director

                         EXHIBIT INDEX

* 3-1    --     Restated Certificate of Incorporation of the company
                pursuant to Section 807 of the Business Corporation Law
                filed in the Office of the Secretary of State of the
                State of New York on October 25, 1988.
* 3-2    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on October 17, 1989.
* 3-3    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on May 22, 1990.
* 3-4    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on October 31, 1990.
* 3-5    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on February 6, 1991.
* 3-6    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on October 15, 1991.
* 3-7    --     Certificate of Merger of Columbia Gas of New York, Inc.
                into the company filed in the Office of the Secretary of
                State of the State of New York on April 8, 1991.
* 3-8    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on May 28, 1992.
* 3-9    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on October 20, 1992.
* 3-10   --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on October 14, 1993.
* 3-11   --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on December 10, 1993.
* 3-12   --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on December 20, 1993.
* 3-13   --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on December 20, 1993.
* 3-14   --     Certificates of the Secretary of the company concerning
                consents dated March 20, 1957 and May 9, 1975 of holders
                of Serial Preferred Stock with respect to issuance of
                certain unsecured indebtedness.
  3-15   --     By-Laws of the company as amended January 10, 1997.
* 4-1    --     First Mortgage dated as of July 1, 1921 executed by the
                company under its then name of "New York State Gas and Electric Corporation" to The Equitable Trust Company of
                New York, as Trustee (The Chase Manhattan Bank is
                Successor Trustee).


___________________________________
 *   Incorporated by reference.

Supplemental Indentures to First Mortgage dated as of July 1, 1921:

* 4-2  --  No. 37     * 4-8   --  No.  74     * 4-14  --  No. 105
* 4-3  --  No. 39     * 4-9   --  No.  75     * 4-15  --  No. 106
* 4-4  --  No. 43     * 4-10  --  No.  80     * 4-16  --  No. 107
* 4-5  --  No. 51     * 4-11  --  No.  81     * 4-17  --  No. 108
* 4-6  --  No. 69     * 4-12  --  No. 103     * 4-18  --  No. 109
* 4-7  --  No. 71     * 4-13  --  No. 104

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
(A)* 10-13  --  Retirement Plan for Directors.
(A)* 10-14  --  Retirement Plan for Directors Amendment No. 1.
(A)* 10-15  --  Retirement Plan for Directors Amendment No. 2.
(A)  10-16  --  Retirement Plan for Directors Amendment No. 3.
(A)* 10-17  --  Form of Deferred Compensation Plan for Directors.
(A)* 10-18  --  Deferred Compensation Plan for Directors Amendment
                No. 1.
(A)  10-19  --  Director Share Plan.
(A)  10-20  --  Deferred Compensation Plan for the Director Share Plan.
(A)  10-21  --  Supplemental Executive Retirement Plan as amended through Amendment No. 11.
(A)  10-22  --  Amended and Restated Annual Executive Incentive Plan.
(A)* 10-23  --  Long-Term Executive Incentive Share Plan.
(A)* 10-24  --  Long-Term Executive Incentive Share Plan Deferred
                Compensation Agreement.
(A)* 10-25  --  Employment Contract for A. E. Kintigh.
(A)* 10-26  --  Agreement with M. I. German.
(A)* 10-27  --  Employment Agreement for J. A. Carrigg.
(A)* 10-28  --  Employment Agreement for J. A. Carrigg Amendment No. 1.
(A)* 10-29  --  Form of Severance Agreement for Senior Vice Presidents.
(A)* 10-30  --  Form of Severance Agreement for Senior Vice Presidents
                Amendment No. 1.
(A)* 10-31  --  Form of Severance Agreement for Vice Presidents.
(A)* 10-32  --  Form of Severance Agreement for Vice Presidents
                Amendment No. 1.
(A)* 10-33  --  Deferred Compensation Plan for Salaried Employees.
(A)* 10-34  --  Employment Agreement for W. W. von Schack.
(A)* 10-35  --  Employment Agreement for W. W. von Schack Amendment
                No. 1.
     12     --  Computation of Ratio of Earnings to Fixed Charges.
     21     --  Subsidiaries.
     23     --  Consent of Coopers & Lybrand L.L.P. to incorporation by by reference into certain registration statements.
     27     --  Financial Data Schedule.
     99-1   --  Form 11-K for New York State Electric & Gas Corporation
                Tax Deferred Savings Plan for Salaried Employees.
     99-2   --  Form 11-K for New York State Electric & Gas Corporation
                Tax Deferred Savings Plan for Hourly Paid Employees.


___________________________________
 *   Incorporated by reference.