Form 10-Q
period 1997-03-31
NEW YORK STATE ELECTRIC & GAS CORP
filed 1997-05-14
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      March 31, 1997
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of April 30, 1997 was 68,502,727.

                            TABLE OF CONTENTS

                                 PART I


                                                            Page

Item 1.      Financial Statements . . . . . . . . . . . . . .  1


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             (a)    Liquidity and Capital Resources . . . . .  7
             (b)    Results of Operations . . . . . . . . . . 10





                                 PART II

Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 12
             (b)    Reports on Form 8-K . . . . . . . . . . . 12



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 12


Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 13

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)



Periods Ended March 31                               Three Months
                                                  1997          1996

                                         (Thousands, except per share amounts)

Operating Revenues
 Electric . . . . . . . . . . . . . . . .       $451,270      $472,352
 Natural gas. . . . . . . . . . . . . . .        136,867       149,704
                                               ----------    ----------
    Total Operating Revenues. . . . . . .        588,137       622,056
                                               ----------    ----------
Operating Expenses
 Fuel used in electric generation . . . .         59,983        59,581
 Electricity purchased. . . . . . . . . .         93,212        90,626
 Natural gas purchased. . . . . . . . . .         60,407        69,043
 Other operating expenses . . . . . . . .         79,561        76,123
 Maintenance. . . . . . . . . . . . . . .         23,917        25,116
 Depreciation and amortization. . . . . .         48,289        47,091
 Other taxes. . . . . . . . . . . . . . .         55,241        58,123
                                               ----------    ----------
    Total Operating Expenses. . . . . . .        420,610       425,703
                                               ----------    ----------
Operating Income. . . . . . . . . . . . .        167,527       196,353
Interest Charges, Net . . . . . . . . . .         30,626        32,112
Other Income and Deductions . . . . . . .          4,768         8,691
                                               ----------    ----------
Income Before Federal Income Taxes  . . .        132,133       155,550
Federal Income Taxes. . . . . . . . . . .         50,156        56,874
                                               ----------    ----------
Net Income. . . . . . . . . . . . . . . .         81,977        98,676
Preferred Stock Dividends . . . . . . . .          2,315         2,333
                                               ----------    ----------
Earnings Available for Common Stock . . .        $79,662       $96,343
                                               ==========    ==========
Earnings Per Share. . . . . . . . . . . .          $1.15         $1.35

Dividends Per Share . . . . . . . . . . .           $.35          $.35

Average Shares Outstanding. . . . . . . .         69,353        71,503




The notes on pages 6 and 7 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                          March 31,    Dec. 31,
                                                            1997         1996

                                                               (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .    $12,533      $8,253
 Special deposits . . . . . . . . . . . . . . . . . . .      2,277      31,364
 Accounts receivable, net . . . . . . . . . . . . . . .    199,171     189,043
 Fuel, at average cost. . . . . . . . . . . . . . . . .     24,966      36,472
 Materials and supplies, at average cost. . . . . . . .     43,238      43,044
 Prepayments. . . . . . . . . . . . . . . . . . . . . .     65,678      47,169
 Accumulated deferred federal income
   tax benefits, net. . . . . . . . . . . . . . . . . .     12,222       3,424
                                                        ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .    360,085     358,769

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  5,192,738   5,177,365
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    540,251     529,023
 Common . . . . . . . . . . . . . . . . . . . . . . . .    152,859     151,290
                                                        ----------  ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5,885,848   5,857,678
 Less accumulated depreciation. . . . . . . . . . . . .  1,973,522   1,933,599
                                                        ----------   ----------
    Net Utility Plant in Service. . . . . . . . . . . .  3,912,326   3,924,079
 Construction work in progress. . . . . . . . . . . . .     50,462      58,285
                                                        ----------  ----------
    Total Utility Plant . . . . . . . . . . . . . . . .  3,962,788   3,982,364

Other Property and Investments, Net . . . . . . . . . .     97,668      99,221


Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .    268,746     269,767
  Environmental remediation costs . . . . . . . . . . .     84,600      32,100
  Unamortized debt expense. . . . . . . . . . . . . . .     80,088      80,745
  Demand-side management program costs. . . . . . . . .     70,500      71,425
  Other . . . . . . . . . . . . . . . . . . . . . . . .    132,146     149,561
                                                        ----------  ----------
 Total regulatory assets. . . . . . . . . . . . . . . .    636,080     603,598

 Other assets . . . . . . . . . . . . . . . . . . . . .     24,762      15,729
                                                        ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .    660,842     619,327
                                                        ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . . $5,081,383  $5,059,681
                                                        ==========  ==========


The notes on pages 6 and 7 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                         March 31,   Dec. 31,
                                                           1997        1996

                                                              (Thousands)
Liabilities

Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .    $34,843     $83,488
 Commercial paper . . . . . . . . . . . . . . . . . . .     62,500     129,300
 Accounts payable and accrued liabilities . . . . . . .     96,194     121,123
 Interest accrued . . . . . . . . . . . . . . . . . . .     35,380      22,195
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .     62,884        -
 Other. . . . . . . . . . . . . . . . . . . . . . . . .     49,976      71,324
                                                        ----------  ----------
   Total Current Liabilities. . . . . . . . . . . . . .    341,777     427,430

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes - unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .    108,519     109,065
  Deferred income taxes . . . . . . . . . . . . . . . .     93,742      94,004
  Other . . . . . . . . . . . . . . . . . . . . . . . .     71,458      65,471
                                                        ----------  ----------
 Total regulatory liabilities . . . . . . . . . . . . .    273,719     268,540

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    749,896     751,553
  Other postretirement benefits . . . . . . . . . . . .    101,104      95,195
  Environmental remediation costs . . . . . . . . . . .     84,600      32,100
  Other . . . . . . . . . . . . . . . . . . . . . . . .     71,139      74,627
                                                        ----------  ----------
 Total other liabilities. . . . . . . . . . . . . . . .  1,006,739     953,475

 Long-term debt . . . . . . . . . . . . . . . . . . . .  1,481,360   1,480,814
                                                        ----------  ----------
    Total Liabilities . . . . . . . . . . . . . . . . .  3,103,595   3,130,259

 Commitments                                                 -           -
 Preferred Stock Redeemable Solely at the
   Option of the Company. . . . . . . . . . . . . . . .    134,440     134,440
 Preferred Stock Subject to Mandatory
   Redemption Requirements. . . . . . . . . . . . . . .     25,000      25,000

 Common Stock Equity
  Common stock  . . . . . . . . . . . . . . . . . . . .    462,250     464,469
  Capital in excess of par value. . . . . . . . . . . .    811,576     816,384
  Retained earnings . . . . . . . . . . . . . . . . . .    544,522     489,129
                                                        ----------  ----------
    Total Common Stock Equity . . . . . . . . . . . . .  1,818,348   1,769,982
                                                        ----------  ----------
    Total Liabilities and Stockholders' Equity  . . . . $5,081,383  $5,059,681
                                                        ==========  ==========

The notes on pages 6 and 7 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)

Periods Ended March 31                                   Three Months
                                                       1997       1996

                                                          (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .   $81,977    $98,676
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . . .    48,289     47,091
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .   (11,038)       581
 Changes in current operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . .   (10,128)   (48,945)
   Prepayments. . . . . . . . . . . . . . . . . . .   (18,509)   (19,929)
   Inventory. . . . . . . . . . . . . . . . . . . .    11,312     16,403
   Accounts payable and accrued liabilities . . . .   (24,929)    (9,786)
   Taxes accrued. . . . . . . . . . . . . . . . . .    62,884     58,822
 Other, net . . . . . . . . . . . . . . . . . . . .    14,982     15,040
                                                      -------    -------
    Net Cash Provided by Operating Activities . . .   154,840    157,953
                                                      -------    -------
Investing Activities
 Utility plant capital expenditures . . . . . . . .   (25,995)   (45,966)
 Proceeds from governmental and other sources . . .       131         31
 Expenditures for other property and investments. .      (551)      (552)
                                                      -------    -------
    Net Cash Used in Investing Activities . . . . .   (26,415)   (46,487)
                                                      -------    -------
Financing Activities
 Repurchase of common stock . . . . . . . . . . . .    (7,246)      -
 Repayments of first mortgage bonds and
   preferred stock, including net premiums. . . . .   (48,000)  (128,960)
 Changes in funds set aside for first
   mortgage bond repayments . . . . . . . . . . . .    25,000       -
 Long-term notes, net . . . . . . . . . . . . . . .      (456)     2,234
 Commercial paper, net. . . . . . . . . . . . . . .   (66,800)    39,680
 Dividends on common and preferred stock. . . . . .   (26,643)   (29,647)
                                                      -------    -------
    Net Cash Used in Financing Activities . . . . .  (124,145)  (116,693)
                                                      -------    -------
Net Increase (Decrease) in Cash and
 Cash Equivalents . . . . . . . . . . . . . . . . .     4,280     (5,227)
Cash and Cash Equivalents, Beginning of Period. . .     8,253     11,433
                                                      -------    -------
Cash and Cash Equivalents, End of Period. . . . . .   $12,533     $6,206
                                                      =======    =======

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .   $14,216    $15,362
  Income taxes. . . . . . . . . . . . . . . . . . .      -        $1,770



The notes on pages 6 and 7 are an integral part of the financial statements.

                   New York State Electric & Gas Corporation
           Consolidated Statements of Retained Earnings - (Unaudited)



Periods ended March 31                                Three Months
                                                     1997      1996

                                                       (Thousands)

Balance, beginning of period. . . . . . . . . .    $489,129  $424,412
Add net income. . . . . . . . . . . . . . . . .      81,977    98,676
                                                   --------  --------
                                                    571,106   523,088

Deduct dividends on capital stock
 Preferred. . . . . . . . . . . . . . . . . . .       2,315     2,333
 Common . . . . . . . . . . . . . . . . . . . .      24,269    25,026
                                                   --------  --------
                                                     26,584    27,359

Deduct premium paid on preferred
 stock redemption . . . . . . . . . . . . . . .        -        5,960
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .    $544,522  $489,769
                                                   ========  ========


























The notes on pages 6 and 7 are an integral part of the financial statements.

Note 1.   Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of New York State Electric & Gas Corporation's (company) consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the company's annual report for the year ended December 31, 1996. Due to the seasonal nature of the company's operations, financial results for interim periods are not neces-sarily indicative of trends for a twelve-month period.


Note 2.   Reclassification

     Certain items have been reclassified on the consolidated financial statements to conform to the 1997 presentation.


Note 3. Environmental Liability

     The company has a program to investigate and perform necessary remediation at its known inactive gas manufacturing sites. In March 1994 and October 1996 the company entered into Orders on Consent with the New York State Department of Environmental Conservation requiring the company to investigate and, where necessary, remediate 34 of the company's 38 known inactive gas manufacturing sites. With respect to the 38 sites, eight sites are included in the New York State Registry of Inactive Hazardous Waste Sites.

     The company revised its estimate for all costs related to investigation and remediation of the 38 sites, from $31 million at December 31, 1996, to a range of $83 million to $186 million at March 31, 1997. The company's previous estimate of $31 million was based on known conditions and only one remedial alternative for each site. The new estimate is based on both known and potential site conditions and multiple remediation alternatives for each of the sites. The estimate was not revised as a result of any new obligations. The new estimate has not been discounted and is based on costs in 1996 dollars that the company expects to incur through the year 2017. The estimate could change materially, based on facts and circumstances derived from site investigations, changes in required remedial action, changes in technology relating to remedial alternatives and changes to current laws and regulations.

     The liability to investigate and perform remediation, as necessary, at the known inactive gas manufacturing sites, is reflected in the company's consolidated balance sheets at March 31, 1997 and December 31, 1996, in the amounts of
$83 million and $31 million, respectively. The company has recorded a corresponding regulatory asset, since it expects to recover such expenditures in rates, as the company has previously been allowed by the Public Service Commission of the State of New York (PSC) to recover such costs. The company has notified its former and current insurance carriers that it seeks to recover from them certain of the cleanup costs. The company is unable to predict the amount of insurance recoveries, if any, that it may obtain.


Item 2.  Management's discussion and analysis of
financial condition and results of operations

(a) Liquidity and Capital Resources

Competitive Conditions  (See Form 10-K for fiscal year ended
December 31, 1996, Item 7 - Liquidity and Capital Resources -
Competitive Conditions - Electric Industry, Accounting Issues, and Rate Matters - Electric Rate Settlement.)

Electric Rate and Restructuring Plan
     On September 27, 1996, the company submitted a five-year rate and restructuring plan (NYSEGPlan) in response to the PSC's
Order dated May 20, 1996, in the Competitive Opportunities
Proceeding.

     On October 9, 1996, the PSC issued a procedural order allowing until January 7, 1997, (subsequently extended for the company until March 25, 1997) to complete the discovery and settlement negotiations regarding the utilities' submissions.

     The company was unable to reach a settlement with the PSC Staff regarding NYSEGPlan. As a result, the company filed testimony on March 25, 1997, to litigate the issues, and hearings before the PSC are scheduled to begin May 15, 1997. The company also filed a proposed settlement that includes the following key elements:

     - All eligible customers would be able to choose their electricity supplier by August 1, 1999. This would be one of the nation's most aggressive programs for achieving full retail competition.

     - The company would forgo the $45.5 million electric price increase the PSC approved for the third and final year of its current electric rate settlement. The company would also pass along to its customers any net savings that result from gross receipts tax or special financing legislation.

     - The company would stabilize electric prices for five years. During that period many large customers would see their prices reduced 25%, while others would receive discounts for growth or increased electricity usage.

     - The company would provide customers and suppliers with more detailed price information through a rate unbundling proposal during the five-year transition period.

     - The current freeze of natural gas prices would be extended four more years through July 31, 2002.

     - The company would be authorized to form a holding company and to transfer designated coal-fired generation assets to one or more generation companies within the holding company structure.

     - The company continues to insist on the opportunity to recover past investments that were prudently incurred as a result of government mandates and the company's obligation to serve all customers.

     The company is unable to predict the outcome of this proceeding and its ultimate effect on the company's financial position, results of operations or its eligibility to continue applying Statement of Financial Accounting Standards No. 71 (Statement 71), Accounting for the Effects of Certain Types of Regulation. Continued application of Statement 71 requires that the company's regulated operations meet the following three criteria:

     - rates for regulated services or products provided to customers are subject to approval by an independent, third party regulator,

     - the regulated rates are designed to recover the company's costs of providing regulated services or products and

     - it is reasonable to assume that rates set at levels that will recover the company's costs can be charged to and collected from customers.

     Although the company believes that it will continue to meet those criteria in the near future, it cannot predict what effect the following two matters will have on its ability to do so:
1) recent inquiries by the Securities and Exchange Commission's Chief Accountant regarding the continued application of Statement 71 for generation operations of electric utilities facing restructuring or 2) discussions the Financial Accounting Standards Board's Emerging Issues Task Force is expected to have in the near future related to the continued application of Statement 71 during the transition to competition. If the company no longer met the criteria of Statement 71 for all or a separable part of its business, it may have to record as expense or revenue certain previously deferred items (regulatory assets and regulatory liabilities) and may have to record as a loss the amount for power purchase contracts with nonutility generators that is above the estimated price in a competitive marketplace.


FERC Orders 888 and 889

     In April 1996 the Federal Energy Regulatory Commission
(FERC) issued Orders 888 and 889 adopting final rules to facilitate the development of competitive wholesale electric markets by opening up transmission services and to address the resulting stranded costs. In March 1997 the FERC issued Orders 888-A and 889-A, which generally affirmed Orders 888 and 889. Various parties, including the company, have filed petitions for review of these orders with the U.S. Courts of Appeals in various circuits.

     In Orders 888 and 889, the FERC directed all public utilities to file a compliance open-access transmission tariff on or before July 9, 1996. Order 888 allows each utility to submit further modifications to its tariff and allows customers to request modifications to the tariff. The company filed its compliance open-access transmission tariff and a modified open-access transmission tariff on July 9 and July 10, 1996, respectively. The FERC accepted the company's transmission rates filed on July 9, 1996, subject to refund and set the rates for hearing. As required by the FERC, in February 1997 the company filed a new compliance tariff with respect to non-rate terms and conditions, which became effective retroactively on January 29, 1997.

     On March 28, 1997, the company submitted to FERC a request for a modification of its transmission rate. The company requested an increase in its transmission rate, effective May 28, 1997, to ensure that it is adequately compensated by customers who use its transmission services. To date, the FERC has not acted on the company's request.

Investing Activities

     Capital expenditures for the first quarter of 1997 were $26 million, primarily for the extension of service and necessary improvements to existing facilities. The company estimates its capital expenditures for 1997 will total $141 million and will be financed entirely with internally generated funds.

Financing Activities

     During the first quarter of 1997, the company repaid
$25 million of 5 5/8% Series first mortgage bonds that matured on January 1, 1997; redeemed, at par, the remaining $23 million of its 9 7/8% Series first mortgage bonds, due February 1, 2020; and repaid approximately $67 million of commercial paper.

     The company initiated a common stock repurchase program of not to exceed 4,000,000 shares in September 1996. The company repurchased 3,000,100 shares as of April 30, 1997.


(b) Results of Operations

Three months ended March 31, 1997 compared with three months ended March 31, 1996:

                                   1997       1996    Change
                      (Thousands, except per share amounts)

Total Operating Revenues         $588,137   $622,056    (5%)
Operating Income                 $167,527   $196,353   (15%)
Earnings Available for
  Common Stock                    $79,662    $96,343   (17%)
Average Shares Outstanding         69,353     71,503    (3%)
Earnings Per Share                  $1.15      $1.35   (15%)
Dividends Per Share                  $.35       $.35     -


     Earnings per share for the three months ended March 31, 1997, decreased 20 cents compared to the prior year period.
Lower electric and natural gas retail sales, due to a very mild winter this year compared to 1996, reduced earnings per share 18 cents. A less favorable electric sales mix, due to lower residential and commercial sales but higher industrial sales, and increases in the price of mandated purchases of power from nonutility generators (NUGs) reduced earnings 14 cents per share.

     The above decreases were partially offset by several items that increased earnings per share. A reduction in average shares outstanding due to the repurchase of common stock added three cents; a decrease in losses incurred by NGE Enterprises, Inc. added three cents; a decrease in the price of natural gas purchased added two cents; and lower interest charges, due to the redemption of first mortgage bonds, also added two cents to earnings per share.

Operating Results by Business Segment

Electric                         Three Months ended March 31,
                                1997         1996      Change
                                   (Thousands)
Retail Sales -
  Megawatt-Hours(mwh)            3,492        3,643     (4%)
Operating Revenues            $451,270     $472,352     (4%)
Operating Expenses            $331,969     $326,965      2%
Operating Income              $119,301     $145,387    (18%)


     Electric retail sales decreased 4% for the quarter ended
March 31, 1997, primarily because of a very mild winter this year compared to 1996.

     The $21 million decrease in electric operating revenues for the quarter was primarily due to lower retail sales, which reduced revenues $18 million.

     The $5 million increase in electric operating expenses for the three months is primarily due to a $4 million increase in other operating expenses and a $3 million increase in electricity purchased, mostly due to increases in the price of mandated purchases of power from NUGs. Those increases were partially offset by decreases in other taxes and maintenance of $2 million and $1 million, respectively.


Natural Gas                      Three Months ended March 31,
                                1997         1996     Change
                                   (Thousands)

Retail Deliveries -
  Dekatherms(dth)               23,419       25,337     (8%)
Operating Revenues            $136,867     $149,704     (9%)
Operating Expenses             $88,641      $98,738    (10%)
Operating Income               $48,226      $50,966     (5%)


     Natural gas retail deliveries decreased 8% for the three months ended March 31, 1997, primarily because of a very mild winter this year compared to 1996.

     The $13 million decrease in natural gas operating revenues for the quarter is primarily due to lower retail deliveries, which reduced revenues $11 million.

     Natural gas operating expenses decreased $10 million due to a $9 million decrease in natural gas purchased, mainly due to lower volume, and a $1 million decrease in other taxes.

PART II - OTHER INFORMATION

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


                     NEW YORK STATE ELECTRIC & GAS CORPORATION
                                    (Registrant)






                         By        Gary J. Turton
                                   GARY J. TURTON
                            Vice President and Controller
                              (Chief Accounting Officer)


Date:  May 14, 1997

                               EXHIBIT INDEX


27  --  Financial Data Schedule.