Form 10-Q
period 1997-06-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 1997-08-14
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      June 30, 1997
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of July 31, 1997 was 67,502,827.

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

Item 4.      Submission of Matters to a Vote of Security
             Holders. . . . . . . . . . . . . . . . . . . . . 17


Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 17
             (b)    Reports on Form 8-K . . . . . . . . . . . 17



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 19

                          PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)


                                          Three Months         Six Months
Periods Ended June 30                     1997     1996      1997      1996
                                        (Thousands, except per share amounts)

Operating Revenues
 Electric . . . . . . . . . . . . . .  $411,453 $397,088   $862,723   $869,440
 Natural gas. . . . . . . . . . . . .    58,917   57,579    195,784    207,283
                                        -------  -------  ---------  ---------
    Total Operating Revenues. . . . .   470,370  454,667  1,058,507  1,076,723
                                        -------  -------  ---------  ---------
Operating Expenses
 Fuel used in electric generation . .    52,706   46,699    112,689    106,280
 Electricity purchased. . . . . . . .    98,247   90,062    191,459    180,688
 Natural gas purchased. . . . . . . .    28,462   34,091     88,869    103,134
 Other operating expenses . . . . . .    80,967   84,411    160,528    160,534
 Maintenance. . . . . . . . . . . . .    30,550   28,411     54,467     53,527
 Depreciation and amortization. . . .    48,027   47,052     96,316     94,143
 Other taxes. . . . . . . . . . . . .    48,668   49,017    103,909    107,140
                                        -------  -------  ---------  ---------
    Total Operating Expenses. . . . .   387,627  379,743    808,237    805,446
                                        -------  -------  ---------  ---------
Operating Income. . . . . . . . . . .    82,743   74,924    250,270    271,277
Interest Charges, Net . . . . . . . .    29,882   30,202     60,508     62,314
Other Income and Deductions . . . . .     4,578    9,146      9,346     17,837
                                        -------  -------  ---------  ---------
Income Before Federal Income Taxes. .    48,283   35,576    180,416    191,126
Federal Income Taxes. . . . . . . . .    22,008   14,694     72,164     71,568
                                        -------  -------  ---------  ---------
Net Income. . . . . . . . . . . . . .    26,275   20,882    108,252    119,558
Preferred Stock Dividends . . . . . .     2,352    2,386      4,667      4,719
                                        -------  -------  ---------  ---------
Earnings Available for Common Stock .   $23,923  $18,496   $103,585   $114,839
                                        =======  =======  =========  =========

Earnings Per Share. . . . . . . . . .      $.35     $.26      $1.51      $1.61

Dividends Per Share . . . . . . . . .      $.35     $.35       $.70       $.70

Average Shares Outstanding. . . . . .    68,279   71,503     68,813     71,503








The notes on pages 6 and 7 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                          June 30,     Dec. 31,
                                                            1997         1996
                                                               (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .    $13,422      $8,253
 Special deposits . . . . . . . . . . . . . . . . . . .      2,694      31,364
 Accounts receivable, net . . . . . . . . . . . . . . .    135,558     189,043
 Fuel, at average cost. . . . . . . . . . . . . . . . .     34,274      36,472
 Materials and supplies, at average cost. . . . . . . .     44,285      43,044
 Prepayments. . . . . . . . . . . . . . . . . . . . . .     46,893      47,169
 Accumulated deferred federal income
   tax benefits, net. . . . . . . . . . . . . . . . . .     23,404       3,424
                                                        ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .    300,530     358,769

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  5,200,018   5,177,365
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    548,186     529,023
 Common . . . . . . . . . . . . . . . . . . . . . . . .    155,218     151,290
                                                        ----------  ----------
                                                         5,903,422   5,857,678
 Less accumulated depreciation. . . . . . . . . . . . .  2,010,945   1,933,599
                                                        ----------   ----------
    Net Utility Plant in Service. . . . . . . . . . . .  3,892,477   3,924,079
 Construction work in progress. . . . . . . . . . . . .     58,082      58,285
                                                        ----------  ----------
    Total Utility Plant . . . . . . . . . . . . . . . .  3,950,559   3,982,364

Other Property and Investments, Net . . . . . . . . . .     95,947      99,221


Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .    267,711     269,767
  Environmental remediation costs . . . . . . . . . . .     84,600      32,100
  Unamortized debt expense. . . . . . . . . . . . . . .     78,862      80,745
  Demand-side management program costs. . . . . . . . .     69,576      71,425
  Other . . . . . . . . . . . . . . . . . . . . . . . .    125,768     149,561
                                                        ----------  ----------
 Total regulatory assets. . . . . . . . . . . . . . . .    626,517     603,598

 Other assets . . . . . . . . . . . . . . . . . . . . .     22,242      15,729
                                                        ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .    648,759     619,327
                                                        ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . . $4,995,795  $5,059,681
                                                        ==========  ==========



The notes on pages 6 and 7 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                         June 30,    Dec. 31,
                                                           1997        1996
                                                              (Thousands)
Liabilities

Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .    $32,972     $83,488
 Commercial paper . . . . . . . . . . . . . . . . . . .     37,800     129,300
 Accounts payable and accrued liabilities . . . . . . .     92,465     121,123
 Interest accrued . . . . . . . . . . . . . . . . . . .     20,814      22,195
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .     42,825        -
 Other. . . . . . . . . . . . . . . . . . . . . . . . .     53,036      71,324
                                                        ----------  ----------
   Total Current Liabilities. . . . . . . . . . . . . .    279,912     427,430

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes - unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .    107,967     109,065
  Deferred income taxes . . . . . . . . . . . . . . . .     88,280      94,004
  Other . . . . . . . . . . . . . . . . . . . . . . . .     78,535      65,471
                                                        ----------  ----------
 Total regulatory liabilities . . . . . . . . . . . . .    274,782     268,540

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    754,449     751,553
  Other postretirement benefits . . . . . . . . . . . .    106,509      95,195
  Environmental remediation costs . . . . . . . . . . .     84,600      32,100
  Other . . . . . . . . . . . . . . . . . . . . . . . .     70,535      74,627
                                                        ----------  ----------
 Total other liabilities. . . . . . . . . . . . . . . .  1,016,093     953,475

 Long-term debt . . . . . . . . . . . . . . . . . . . .  1,486,620   1,480,814
                                                        ----------  ----------
    Total Liabilities . . . . . . . . . . . . . . . . .  3,057,407   3,130,259

 Commitments                                                 -           -
 Preferred Stock Redeemable Solely at the
   Option of the Company. . . . . . . . . . . . . . . .    134,440     134,440
 Preferred Stock Subject to Mandatory
   Redemption Requirements. . . . . . . . . . . . . . .     25,000      25,000

 Common Stock Equity
  Common stock  . . . . . . . . . . . . . . . . . . . .    462,250     464,469
  Capital in excess of par value. . . . . . . . . . . .    811,793     816,384
  Retained earnings . . . . . . . . . . . . . . . . . .    544,470     489,129
  Treasury stock  . . . . . . . . . . . . . . . . . . .    (39,565)      -
                                                        ----------  ----------
    Total Common Stock Equity . . . . . . . . . . . . .  1,778,948   1,769,982
                                                        ----------  ----------
    Total Liabilities and Stockholders' Equity  . . . . $4,995,795  $5,059,681
                                                        ==========  ==========

The notes on pages 6 and 7 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)

                                                          Six Months
Periods Ended June 30                                  1997        1996
                                                          (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .  $108,252   $119,558
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . . .    96,316     94,143
   Federal income taxes and investment tax credits
     deferred, net .  . . . . . . . . . . . . . . .   (23,381)   (10,192)
 Changes in current operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . .    53,485     15,343
   Inventory  . . . . . . . . . . . . . . . . . . .       957     (2,455)
   Accounts payable and accrued liabilities . . . .   (28,658)   (12,758)
   Taxes accrued. . . . . . . . . . . . . . . . . .    42,825     29,734
 Other, net . . . . . . . . . . . . . . . . . . . .    27,146     27,760
                                                      -------   --------
    Net Cash Provided by Operating Activities . . .   276,942    261,133
                                                     --------   --------
Investing Activities
 Utility plant capital expenditures . . . . . . . .   (55,842)   (94,075)
 Proceeds from governmental and other sources . . .       911      1,131
 Expenditures for other property and investments. .      (804)    (1,454)
                                                     --------   --------
    Net Cash Used in Investing Activities . . . . .   (55,735)   (94,398)
                                                     --------   --------
Financing Activities
 Repurchase of common stock . . . . . . . . . . . .    (7,254)      -
 Purchase of treasury stock . . . . . . . . . . . .   (39,565)      -
 Repayments of first mortgage bonds and
   preferred stock, including net premiums. . . . .   (48,000)  (168,076)
 Changes in funds set aside for first mortgage
   bond repayments. . . . . . . . . . . . . . . . .    25,000       -
 Long-term notes, net . . . . . . . . . . . . . . .    (1,667)     1,099
 Commercial paper, net. . . . . . . . . . . . . . .   (91,500)    53,780
 Dividends on common and preferred stock. . . . . .   (53,052)   (57,006)
                                                     --------   --------
    Net Cash Used in Financing Activities . . . . .  (216,038)  (170,203)
                                                     --------   --------
Net Increase (Decrease) in Cash and
 Cash Equivalents . . . . . . . . . . . . . . . . .     5,169     (3,468)
Cash and Cash Equivalents, Beginning of Period. . .     8,253     11,433
                                                     --------   --------
Cash and Cash Equivalents, End of Period. . . . . .   $13,422     $7,965
                                                     ========   ========

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .   $55,230    $57,866
  Income taxes. . . . . . . . . . . . . . . . . . .   $65,252    $49,581


The notes on pages 6 and 7 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)



                                                       Six Months
Periods ended June 30                                 1997      1996
                                                        (Thousands)

Balance, beginning of period. . . . . . . . . .     $489,129  $424,412
Add net income. . . . . . . . . . . . . . . . .      108,252   119,558
                                                    --------  --------
                                                     597,381   543,970


Deduct dividends on capital stock
 Preferred. . . . . . . . . . . . . . . . . . .        4,667     4,719
 Common . . . . . . . . . . . . . . . . . . . .       48,244    50,052
                                                    --------  --------
                                                      52,911    54,771

Deduct premium paid on preferred
  stock redemption. . . . . . . . . . . . . . .         -        7,010
                                                    --------  --------
Balance, end of period. . . . . . . . . . . . .     $544,470  $482,189
                                                    ========  ========




























The notes on pages 6 and 7 are an integral part of the financial statements.

Note 1.   Unaudited Consolidated Financial Statements
     The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of New York State Electric & Gas Corporation's (company) consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the company's annual report for the year ended December 31, 1996. Due to the seasonal nature of the company's operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

Note 2.   Reclassification
     Certain items have been reclassified on the consolidated financial statements to conform to the 1997 presentation.

Note 3.   Stock-Based Compensation Plans
     The shareholders of the company approved the 1997 Stock Option Plan at the Annual Meeting of Stockholders in May 1997. (See Part II, Item 4. Submission of Matters to a Vote of Security Holders.) The company applies the provisions of Statement of Financial Accounting Standards No. 123 (Statement 123), Accounting for Stock-Based Compensation, to its stock-based compensation plans and accounts for them in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, as permitted by Statement 123.

Note 4.   Unsolicited Tender Offer
          (See Part II, Item 1. Legal Proceedings.)
     On July 18, 1997, a subsidiary of Omaha, Nebraska-based CalEnergy Company, Inc. (CalEnergy) commenced an unsolicited tender offer to purchase 9.9% of the company's common stock for $24.50 per share in cash as part of a stated plan to acquire all of the company's common stock. The company's board of directors (Board), after a comprehensive and careful review, unanimously recommended that shareholders reject CalEnergy's unsolicited tender offer. The Board also decided to reject CalEnergy's proposal to commence merger negotiations for a transaction in which CalEnergy would acquire all of the company's common stock at $27.50 per share, as not being in the best interests of the company or its shareholders, customers, employees and other constituencies. The company recognized a liability of $18 million in July 1997 for commitments to financial advisors providing services related to this matter. The company is recognizing expenses for those and all other fees related to this matter as fees are earned.

Note 5.   Benefit Trusts
     In accordance with the terms of the Employee Benefit Trust Agreement and Director Benefit Trust Agreement, each dated
July 1, 1994, as amended, the company deposited $52 million into external trust funds in July 1997. The obligation to make such deposits arose as a result of the actions of CalEnergy. (See
Note 4. Unsolicited Tender Offer.) Those agreements cover employee severance agreements and certain employee and director plans.


Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Competitive Conditions (See Form 10-K for fiscal year ended December 31, 1996, Item 7 - Liquidity and Capital Resources - Competitive Conditions - Electric Industry and Natural Gas Industry, Accounting Issues, and Rate Matters - Electric Rate Settlement and Form 10-Q for the quarter ended March 31, 1997,
Item 2(a) - Liquidity and Capital Resources - Competitive Conditions - Electric Rate and Restructuring Plan, and FERC Orders 888 and 889.)

Electric Industry

Electric Rate and Restructuring Plan
     The company reached an agreement with the Public Service Commission of the State of New York (PSC) Staff, on July 28, 1997, on the principles to govern a settlement of the company's electric rate and restructuring plan. A settlement agreement (Settlement Agreement) reflecting, among other things, those principles is expected to be entered into shortly with the PSC Staff and others. The Settlement Agreement, which is subject to PSC approval, will include the following key elements:

     - Forgo two previously approved price increases for residential and certain commercial customers totaling 6% and freeze overall average electric prices for those customers through July 31, 2002;

     - Rates for large-use industrial and commercial customers will be reduced 5% each year for the next five years;

     - A retail choice program that is the most aggressive plan in the state for implementing customer choice, under which all customers will be permitted to buy electricity in a competitive marketplace by August 1, 1999, reinforcing the company's commitment to competition;

     - After further negotiation, an extension of the current natural gas settlement through July 2002;

     - The company will separate its fossil fuel generation into an unregulated subsidiary. The fossil generating units will be subject to an auction process, that will be completed by August 1, 1999, in which the company can participate; and

     - The company will receive a reasonable opportunity to recover all prudently incurred investments made in the past.

     Prices could be reduced further by passing back to customers savings from renegotiation of nonutility generator (NUG) contracts, the passage of proposed securitization legislation and/or a reduction in the gross receipts tax.

     The Settlement Agreement will be presented to all interested parties and an administrative law judge, with the expectation of a PSC decision in the fourth quarter of 1997.

     The company is unable to predict the outcome of this proceeding and its ultimate effect on the company's financial position, results of operations or its eligibility to continue applying Statement of Financial Accounting Standards No. 71 (Statement 71), Accounting for the Effects of Certain Types of Regulation, to its regulated operations. Continued application of Statement 71 requires that the company's regulated operations must meet the following three criteria:

     - rates for regulated services or products provided to customers are subject to approval by an independent third-party regulator,

     - the regulated rates are designed to recover the company's costs of providing regulated services or products, and

     - it is reasonable to assume that rates set at levels that will recover the company's costs can be charged to and collected from customers.

     Although the company believes that it will continue to meet those criteria in the near future for its businesses that continue to be regulated, it cannot predict what effect the following two matters will have on its ability to do so:
1) recent inquiries by the Securities and Exchange Commission's Chief Accountant regarding the continued application of Statement 71 for generation operations of electric utilities facing restructuring or 2) authoritative guidance from the Financial Accounting Standards Board's Emerging Issues Task Force related to the continued application of Statement 71 during the transition to competition. If the company no longer met the criteria of Statement 71 for all or a separable part of its business, it may have to record as expense or revenue certain previously deferred items (regulatory assets and regulatory liabilities) and may have to record as a loss the amount for purchase power contracts with nonutility generators that is above the estimated price in a competitive marketplace.

Dairylea's Petition to the PSC
     The PSC issued an order in June 1997, requiring four upstate utilities, including the company, to proceed with a retail access pilot program for more than 17,000 upstate commercial farmers and food processors, which includes approximately 6,700 of the company's customers, who meet certain eligibility requirements. The four utilities would continue to provide all services for their participating customers except energy and capacity, which would be supplied by alternative suppliers or energy services companies. The program, which begins in November 1997, does not include any provision for the recovery of stranded costs. On June 23, 1997, the company filed a lawsuit in the New York State Supreme Court, Albany County for a judgment annulling the PSC's order. The company will withdraw this lawsuit if the PSC approves the Settlement Agreement.

     The company does not believe that this proceeding will have a material adverse effect on its financial position or results of operations.

Petition to the FERC on NUGs
     The company petitioned the Federal Energy Regulatory Commission (FERC) in February 1995, asking for relief from having to pay approximately $2 billion more than its avoided costs for power purchased over the lives of two NUG contracts. One of these contracts is with Saranac Power Partners, L.P. (Saranac), the general partner of which is Saranac Energy Company, Inc., a wholly-owned, indirect subsidiary of CalEnergy. (See Note 4. Unsolicited Tender Offer.) The other contract is with Lockport Energy Associates, L.P. (Lockport). The FERC denied that petition in April 1995 and denied the company's subsequent request for a rehearing. The company believes that the overpayments under the two contracts violate the Public Utility Regulatory Policies Act of 1978.

     The company filed a petition with the United States Court of Appeals for the District of Columbia (Court of Appeals) in June 1995, to review the FERC's decision. On July 11, 1997, the Court of Appeals issued a decision stating it lacks jurisdiction to rule on the company's appeal of the FERC's refusal to modify the power purchase contracts. The Court of Appeals said the company may pursue its claim in the United States District Court. The company commenced an action in the United States District Court for the Northern District of New York (District Court) on
August 7, 1997, against Saranac, Lockport, FERC and the PSC. The complaint asks the District Court to reform the two NUG contracts by reducing the price the company must pay for electricity from Saranac and Lockport or to send the matter back to the FERC or to the PSC with direction that they modify such contracts. The complaint also seeks restitution of all moneys paid to Saranac and Lockport above the company's avoided costs.

     The company continues to seek cost-effective ways to terminate or renegotiate existing NUG contracts and thus reduce its overpayment burdens under such contracts.

FERC Orders 888 and 889
     The FERC issued Orders 888 and 889 in April 1996, adopting final rules to facilitate the development of competitive wholesale electric markets by opening up transmission services and to address the resulting stranded costs. In March 1997 the FERC issued Orders 888-A and 889-A, which generally affirmed Orders 888 and 889. Various parties, including the company, have filed petitions for review of these orders with the United States Courts of Appeals in various circuits.

     In Order 888, the FERC directed all public utilities to file a compliance open-access transmission tariff on or before July 9, 1996. In Order 888-A, the FERC directed all public utilities to file a revised compliance tariff by July 14, 1997. The FERC has approved the company's transmission tariffs.

Natural Gas Industry

Seneca Lake Natural Gas Storage Project
     The company's Seneca Lake storage project was placed into service in December 1996. The project consists of a natural gas storage cavern, a compressor station and two natural gas transmission pipelines.

     The company received approval from the PSC on May 30, 1997, for a $10 million expansion of the project's compressor station. This expansion, which is scheduled to be completed by November 1, 1997, will increase the cavern's working gas storage capacity from 800 million to 1.45 billion cubic feet of natural gas and allow for growth in the company's wholesale natural gas business through the sale of storage capacity.

Joint Venture with Central Maine Power Company (CMP)
     The company and CMP have signed a memorandum of understanding that could lead to the formation of a jointly-owned company to distribute natural gas to Maine customers in areas not currently served by a natural gas utility. Various regulatory approvals are required before the joint venture could operate a new gas distribution service. The opportunity for new retail distribution of natural gas depends on completion of either or both of two new pipeline proposals made by separate organizations. Those proposals are currently under federal and state regulatory review.

Investing Activities

     Capital expenditures for the first six months of 1997 were $56 million, primarily for the extension of service and necessary improvements to existing facilities. The company estimates its capital expenditures for 1997 will total $141 million and will be financed entirely with internally generated funds.

Financing Activities

     The company initiated a common stock repurchase program in September 1996. As of June 30, 1997, the company had repurchased all four million shares authorized under this program.

(b) Results of Operations
                                 Three Months Ended June 30,
                                 1997        1996     Change
                      (Thousands, except per share amounts)

Total Operating Revenues       $470,370    $454,667      3%
Operating Income                $82,743     $74,924     10%
Earnings Available for
  Common Stock                  $23,923     $18,496     29%
Average Shares Outstanding       68,279      71,503     (5%)
Earnings Per Share                 $.35        $.26     35%
Dividends Per Share                $.35        $.35      -


     Earnings per share for the three months ended June 30, 1997, increased nine cents compared to the prior year period. Lower costs of natural gas purchased added six cents to earnings per share and higher wholesale sales of electricity added five cents to earnings per share. Decreased losses incurred by NGE Enterprises, Inc. added three cents and reduced average shares outstanding, due to the repurchase of common stock, increased earnings per share another two cents.

     Those increases were partially offset by higher costs of mandated purchases of power from NUGs and lower electric retail sales, due to milder weather, that reduced earnings per share five and two cents, respectively.

                                  Six Months ended June 30,
                                 1997        1996     Change
                      (Thousands, except per share amounts)

Total Operating Revenues      $1,058,507  $1,076,723    (2%)
Operating Income                $250,270    $271,277    (8%)
Earnings Available for
  Common Stock                  $103,585    $114,839   (10%)
Average Shares Outstanding        68,813      71,503    (4%)
Earnings Per Share                 $1.51       $1.61    (6%)
Dividends Per Share                 $.70        $.70     -


     Earnings per share for the six months ended June 30, 1997, decreased 10 cents compared to the same period last year. Higher costs of mandated purchases of power from NUGs, a less favorable electric sales mix in the first quarter, due to lower residential and commercial sales but higher industrial sales, and higher fuel costs due to increased electric generation, reduced earnings per share 19 cents. Lower electric and natural gas retail sales, primarily due to very mild weather in the first quarter, reduced earnings per share an additional 19 cents.

     Those decreases were partially offset by several items that increased earnings per share. A decrease in the cost of natural gas purchased added seven cents and higher wholesale sales of electricity, decreased losses incurred by NGE Enterprises, Inc. and reduced average shares outstanding, due to the repurchase of common stock, each added six cents to earnings per share.


Operating Results by Business Segment

Electric                         Three Months ended June 30,
                                 1997        1996     Change
                                    (Thousands)
Retail Sales -
  Megawatt-Hours (mwh)             3,071       3,092    (1%)
Operating Revenues              $411,453    $397,088     4%
Operating Expenses              $334,939    $321,137     4%
Operating Income                 $76,514     $75,951     1%


     The $14 million increase in electric operating revenues for the quarter was primarily due to a $16 million increase in wholesale sales. Partially offsetting that increase were lower retail sales, due to milder weather, that reduced revenues $3 million.

     The $14 million increase in electric operating expenses is primarily due to an $8 million increase in electricity purchased, mostly due to higher costs of mandated purchases of power from NUGs. Higher fuel costs, due to increased electric generation, added another $6 million to operating expenses.

                                  Six Months ended June 30,
                                 1997        1996     Change
                                    (Thousands)
Retail Sales -
  Megawatt-Hours (mwh)             6,563       6,735    (3%)
Operating Revenues              $862,723    $869,440    (1%)
Operating Expenses              $666,908    $648,102     3%
Operating Income                $195,815    $221,338   (12%)


     Electric retail sales decreased 3% for the six months ended
June 30, 1997, primarily because of very mild weather in the first quarter.

     The $7 million decrease in electric operating revenues for the six months ended June 30, 1997, is primarily due to lower retail sales that decreased revenues $20 million and a less favorable electric sales mix that lowered revenues $10 million. Those decreases were partially offset by higher wholesale sales of $18 million.

     Electric operating expenses increased $19 million primarily due to an $11 million increase in electricity purchased, mostly due to higher costs of mandated purchases of power from NUGs, and a $6 million increase in fuel costs due to an increase in electric generation.

Natural Gas                      Three Months ended June 30,
                                 1997        1996     Change
                                   (Thousands)
Retail Deliveries-
  Dekatherms (dth)              10,889      10,938       -
Operating Revenues             $58,917     $57,579       2%
Operating Expenses             $52,688     $58,606     (10%)
Operating Income                $6,229     ($1,027)     N/A


     The $1 million increase in natural gas operating revenues is due to a more favorable sales mix that added $4 million to revenues. That increase was partially offset by a $3 million decrease in other revenues.

     Natural gas operating expenses decreased $6 million due to a $6 million decrease in the cost of natural gas purchased.

                                  Six Months ended June 30,
                                 1997        1996     Change
                                   (Thousands)
Retail Deliveries -
  Dekatherms (dth)              34,308      36,275      (5%)
Operating Revenues            $195,784    $207,283      (6%)
Operating Expenses            $141,329    $157,344     (10%)
Operating Income               $54,455     $49,939       9%


     Natural gas retail deliveries decreased 5% for the six months ended June 30, 1997, primarily due to very mild weather in the first quarter of 1997 and one low-margin customer that closed its cogeneration plant.

     The $11 million decrease in natural gas operating revenues is due to lower retail deliveries.

     Natural gas operating expenses decreased $16 million due to a $14 million decrease in the cost of natural gas purchased and a $2 million decrease in certain operating and maintenance costs.

PART II - OTHER INFORM                      ATION

Item 1.  Legal Proceedings
(See Part I, Item 2(a) - Liquidity and Capital Resources - Competitive Conditions - Electric Industry.)
(a) By letter dated April 20, 1992, the U.S. Environmental Protection agency (EPA) notified the company that the EPA had reason to believe that the company was a potentially responsible party (PRP) for the Clinton-Bender Removal Site (Clinton-Bender
Site) in Buffalo, New York. Five other PRPs have been identified by the EPA. Nine private residential lots and one commercial property at the Clinton-Bender Site were contaminated with lead, allegedly due to run-off from the adjacent Bern Metals Site. The EPA ordered the company to perform the necessary removal work at the Clinton-Bender Site and the company is remediating the site in conjunction with four other identified PRPs. The total cost of the removal actions to be performed at the Clinton-Bender Site is estimated to be $3.1 million. The removal work is substantially complete. The company and the other participating parties are seeking to recover from other PRPs, not participating in the remedial action at the Clinton-Bender Site, any cost that the company and the other participating parties have incurred or will incur.

     On November 3, 1993, the company was served with a summons and complaint filed on behalf of certain of the homeowners at the Clinton-Bender Site. Seven other defendants were named in the complaint, which was filed in the New York State Supreme Court, Erie County (Supreme Court, Erie County). The action was removed to the U.S. District Court for the Western District of New York (Western District Court). In their complaint, plaintiffs made general allegations that the defendants violated federal environmental laws without alleging facts in support of these allegations. Plaintiffs also alleged personal injury, property damage, and fear of cancer which they claim were caused by the presence of hazardous substances on their property, allegedly resulting from the disposal of such substances by the defendants at the Bern Metals Site. Any liability incurred as a result of these claims may have been joint and several. The plaintiffs asked for $30 million in direct damages from all defendants, as well as treble damages (for unspecified reasons) from all defendants, and an additional $10 million in punitive damages from each defendant. By order dated September 1, 1995, the Western District Court dismissed the plaintiffs claims made under the Clean Air Act, the Clean Water Act, and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, which are the only claims based upon federal causes of action, and remanded the action to the Supreme Court, Erie County. In June 1997 the company and certain other defendants entered into a settlement agreement with the plaintiffs, under which the plaintiffs discontinued their actions with prejudice. The company paid $150,000 toward this settlement.

(b) The company commenced an action against CalEnergy Company, Inc. (CalEnergy) and a subsidiary thereof, on July 30, 1997, in the United States District Court for the Southern District of New York (District Court). The action seeks preliminary and permanent injunctive relief against the offer to purchase 9.9% of the company's common stock and the planned takeover attempt of the company by CalEnergy, on the grounds, among other things, that CalEnergy has breached and continues to violate a confidentiality agreement and that CalEnergy's tender offer materials contained misleading and inadequate disclosures, thereby violating the federal securities laws. In addition, the company seeks an order requiring CalEnergy and its affiliates to divest any and all securities of the company acquired by CalEnergy and its affiliates while in possession of such confidential information. (See Part I, Item 1, Note 4. Unsolicited Tender Offer.)

(c) Nine purported class action lawsuits were commenced against the company and some or all of its directors in the New York State Supreme Court (Broome County, New York County, Kings County and Tompkins County) on or about July 17, 1997 and various dates thereafter through early August 1997. The lawsuits allege, among other things, that the plaintiffs are being deprived of the opportunity to realize the full value of their investment in the company as a result of the defendants' failure to fulfill their fiduciary duties and seek to maximize shareholder value in light of CalEnergy's offer to negotiate a transaction by which CalEnergy would acquire all outstanding shares of the company for $27.50 per share. The lawsuits seek generally, among other things, injunctive and declaratory relief requiring the defendants to fulfill their fiduciary duties to maximize shareholder value, and as to certain of the actions, damages.
The defendants believe that these lawsuits are without merit and intend to defend them vigorously.

(d) CE Electric (NY), Inc. (CE), a wholly owned subsidiary of CalEnergy, commenced a proceeding on July 31, 1997, in the New York State Supreme Court (Tompkins County) (Court) seeking an order permitting CE to inspect and copy the company's list of shareholders and related materials. On August 8, 1997, the Court issued an order directing the company to compile the list of shareholders and related materials. The Court also held that if the District Court in the matter referred to in (b) above determines that there has not been a misuse of confidential information by CalEnergy to warrant issuance of a preliminary injunction barring the tender offer the company must produce the materials within 24 hours, and if the District Court makes no such determination, the parties may reapply to the Court for such relief as may be warranted.

(e) The company petitioned the PSC, on August 6, 1997, to issue a ruling that CalEnergy and its subsidiaries cannot acquire any shares of the company's common stock without first obtaining a determination from the PSC pursuant to Section 70 of the New York Public Service Law that the acquisition is in the public interest. On August 13, 1997, the PSC issued an order stating, among other things, that the purchase of 9.9% of the company's common stock by CalEnergy is subject to the PSC's jurisdiction and that such acquisition is approved upon several conditions. Two such conditions are that CalEnergy not use its 9.9% interest to impede a restructuring of the company and that CalEnergy divest all of the company's common stock if the PSC denies CalEnergy's application to acquire additional shares of the company's common stock. The order also provides that CalEnergy shall file for approvals of the acquisition of additional shares of the company's common stock no later than August 29, 1997, unless good cause is shown for a delay in such filing.

(f) A lawsuit was commenced on or about August 12, 1997, against the company and its directors in the United States District Court for the Southern District of New York. The lawsuit seeks, among other things, declaratory and injunctive relief ordering the defendants to correct alleged misleading disclosures and omissions relating to director removal provisions in documents filed by the company with the Securities and Exchange Commission in connection with the CalEnergy tender offer. (See Part I, Item 1, Note 4. Unsolicited Tender Offer.) The defendants believe that the lawsuit is without merit and intend to defend it vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the company was held on May 21, 1997. The following matters were voted upon:

(a)   The election of seven directors:

   Nominees       Cumulative Votes For  Cumulative Votes Withheld
R. Aurelio             57,922,963                    7,801
L. B. DeFleur          57,925,220                    5,544
E. A. Gilmour          57,825,815                  104,949
A. E. Kintigh          57,897,405                   33,359
A. G. Marshall         57,612,805                  317,959
W. G. Rich             58,135,913                  205,149
W. W. von Schack       58,112,340                  181,576

(b)   Approval of the 1997 Stock Option Plan:

Shares For:           51,043,716
Shares Against:        6,806,788
Shares Abstain:        1,369,611

(c) A stockholder proposal relating to a percentage reduction in director remuneration based on a dividend reduction was defeated:

Shares For:           10,061,944
Shares Against:       39,427,344
Shares Abstain:        1,419,060
Broker "Non Voted":    7,504,192


Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - See Exhibit Index.

  (b) Reports on Form 8-K

      A report on Form 8-K dated July 28, 1997, was filed to report certain information under Item 5, "Other Events" and Item
7, "Financial Statements and Exhibits."

      A report on Form 8-K/A dated July 28, 1997, was filed to report certain information under Item 7, "Financial Statements and Exhibits."

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


                       NEW YORK STATE ELECTRIC & GAS CORPORATION
                                     (Registrant)



                       By           Gary J. Turton
                                    Gary J. Turton
                             Vice President and Controller
                              (Chief Accounting Officer)


Date:  August 14, 1997

                               EXHIBIT INDEX

(1) The following exhibit is delivered with this report:

Exhibit No.
  27     - Financial Data Schedule


(2) The following exhibits are incorporated herein by reference:

Exhibit No.              Filed In                  As Exhibit No.
  10-36 - Supplemental Executive Retirement Plan
          Amendment No. 12 - Company's Schedule
          14D-9, dated July 30, 1997  . . . . . . .       22
  10-37 - Amended and Restated Annual Executive
          Incentive Plan Amendment No. 1 - Company's
          Schedule 14D-9, dated July 30, 1997 . . .        2
  10-38 - Long-Term Executive Incentive Share Plan
          Amendment No. 1 - Company's Schedule 14D-9,
          dated July 30, 1997 . . . . . . . . . . .        3
  10-39 - Form of Severance Agreement for Senior Vice
          Presidents Amendment No. 2 - Company's
          Schedule 14D-9, dated July 30, 1997 . . .        4
  10-40 - Form of Severance Agreement for Senior Vice
          Presidents Amendment No. 3 - Company's
          Schedule 14D-9, dated July 30, 1997 . . .        5
  10-41 - Form of Severance Agreement for Vice
          Presidents Amendment No. 2 - Company's
          Schedule 14D-9, dated July 30, 1997 . . .        6
  10-42 - Form of Severance Agreement for Vice
          Presidents Amendment No. 3 - Company's
          Schedule 14D-9, dated July 30, 1997 . . .        7
  10-43 - Form of Severance Agreement for
          Treasurer - Company's Schedule 14D-9,
          dated July 30, 1997 . . . . . . . . . . .        8
  10-44 - Employment Agreement for W. W. von Schack
          Amendment No. 2 - Company's Schedule 14D-9,
          dated July 30, 1997 . . . . . . . . . . .       11
  10-45 - Employment Agreement for W. W. von Schack
          Amendment No. 3 - Company's Schedule 14D-9,
          dated July 30, 1997 . . . . . . . . . . .       12
  10-46   Employee Benefit Trust Agreement - Company's
          Schedule 14D-9, dated July 30, 1997 . . .       13
  10-47   First Amendment to Employee Benefit Trust
          Agreement - Company's Schedule 14D-9, dated
          July 30, 1997 . . . . . . . . . . . . . .       14
  10-48   Second Amendment to Employee Benefit Trust
          Agreement - Company's Schedule 14D-9, dated
          July 30, 1997 . . . . . . . . . . . . . .       15
  10-49   Third Amendment to Employee Benefit Trust
          Agreement - Company's Schedule 14D-9, dated
          July 30, 1997 . . . . . . . . . . . . . .       16
  10-50   Director Benefit Trust Agreement - Company's
          Schedule 14D-9, dated July 30, 1997 . . .       17
  10-51   First Amendment to Director Benefit Trust
          Agreement - Company's Schedule 14D-9, dated
          July 30, 1997 . . . . . . . . . . . . . .       18

  10-52 Second Amendment to Director Benefit Trust Agreement - Company's Schedule 14D-9, dated
          July 30, 1997 . . . . . . . . . . . . . .       19
  10-53 - Employee Invention and Confidentiality
          Agreement (Existing Executive) - Company's
          Schedule 14D-9, dated July 30, 1997 . . .        9
  10-54 - Employee Invention and Confidentiality
          Agreement (Existing Executive) Amendment
          No. 1 - Company's Schedule 14D-9, dated
          July 30, 1997 . . . . . . . . . . . . . .       10
  10-55 - 1997 Stock Option Plan - Company's
          Schedule 14D-9, dated July 30, 1997 . . .       20
  10-56 - Non-Statutory Stock Option Award
          Agreement - Company's Schedule 14D-9,
          dated July 30, 1997 . . . . . . . . . . .       21