Form 10-Q
period 1997-09-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 1997-11-13
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      September 30, 1997
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of October 31, 1997 was 67,502,827.

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
             (b)    Results of Operations . . . . . . . . . . 11





                                 PART II

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . 14

Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 16
             (b)    Reports on Form 8-K . . . . . . . . . . . 16



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 17

                          PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)



Periods Ended September 30                Three Months         Nine Months
                                          1997     1996      1997       1996
                                         (Thousands, except per share amounts)
Operating Revenues
 Electric . . . . . . . . . . . . . .  $456,530 $421,709 $1,319,253 $1,291,149
 Natural gas. . . . . . . . . . . . .    36,299   36,277    232,083    243,560
                                        -------  -------  ---------  ---------
      Total Operating Revenues. . . .   492,829  457,986  1,551,336  1,534,709
                                        -------  -------  ---------  ---------
Operating Expenses
 Fuel used in electric generation . .    60,583   55,869    173,272    162,149
 Electricity purchased. . . . . . . .   102,833   90,268    294,292    270,956
 Natural gas purchased. . . . . . . .    21,608   24,400    110,477    127,534
 Other operating expenses . . . . . .   106,494   91,749    267,022    252,283
 Maintenance. . . . . . . . . . . . .    25,359   25,292     79,826     78,819
 Depreciation and amortization. . . .    46,062   47,465    142,378    141,608
 Other taxes. . . . . . . . . . . . .    49,064   48,658    152,973    155,798
                                        -------  -------  ---------  ---------
      Total Operating Expenses. . . .   412,003  383,701  1,220,240  1,189,147
                                        -------  -------  ---------  ---------
Operating Income. . . . . . . . . . .    80,826   74,285    331,096    345,562
Interest Charges, Net . . . . . . . .    29,623   29,701     90,131     92,015
Other Income and Deductions . . . . .     3,166   24,695     12,512     42,532
                                        -------  -------  ---------  ---------
Income Before Federal Income Taxes. .    48,037   19,889    228,453    211,015
Federal Income Taxes. . . . . . . . .    19,760    8,837     91,924     80,405
                                        -------  -------  ---------  ---------
Net Income. . . . . . . . . . . . . .    28,277   11,052    136,529    130,610
Preferred Stock Dividends . . . . . .     2,348    2,436      7,015      7,155
                                        -------  -------  ---------  ---------
Earnings Available for Common Stock .   $25,929   $8,616   $129,514   $123,455
                                        =======  =======  =========  =========

Earnings Per Share. . . . . . . . . .      $.38     $.12      $1.89      $1.73

Dividends Per Share . . . . . . . . .      $.35     $.35      $1.05      $1.05

Average Shares Outstanding. . . . . .    67,503   71,416     68,371     71,474









The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                          Sep. 30,     Dec. 31,
                                                            1997         1996
                                                               (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .     $7,656      $8,253
 Special deposits . . . . . . . . . . . . . . . . . . .      2,854      31,364
 Accounts receivable, net . . . . . . . . . . . . . . .    120,413     189,043
 Fuel, at average cost. . . . . . . . . . . . . . . . .     42,423      36,472
 Materials and supplies, at average cost. . . . . . . .     42,963      43,044
 Prepayments. . . . . . . . . . . . . . . . . . . . . .     51,422      47,169
 Accumulated deferred federal income
   tax benefits, net. . . . . . . . . . . . . . . . . .     20,232       3,424
                                                        ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .    287,963     358,769

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  5,215,236   5,177,365
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    557,193     529,023
 Common . . . . . . . . . . . . . . . . . . . . . . . .    147,119     151,290
                                                        ----------  ----------
                                                         5,919,548   5,857,678
 Less accumulated depreciation. . . . . . . . . . . . .  2,051,465   1,933,599
                                                        ----------   ----------
    Net Utility Plant in Service. . . . . . . . . . . .  3,868,083   3,924,079
 Construction work in progress. . . . . . . . . . . . .     70,349      58,285
                                                        ----------  ----------
    Total Utility Plant . . . . . . . . . . . . . . . .  3,938,432   3,982,364

Other Property and Investments, Net . . . . . . . . . .    146,204      99,221


Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .    267,723     269,767
  Environmental remediation costs . . . . . . . . . . .     84,000      32,100
  Unamortized debt expense. . . . . . . . . . . . . . .     77,640      80,745
  Demand-side management program costs. . . . . . . . .     69,268      71,425
  Other . . . . . . . . . . . . . . . . . . . . . . . .    124,631     149,561
                                                        ----------  ----------
 Total regulatory assets. . . . . . . . . . . . . . . .    623,262     603,598

 Other assets . . . . . . . . . . . . . . . . . . . . .     20,913      15,729
                                                        ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .    644,175     619,327
                                                        ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . . $5,016,774  $5,059,681
                                                        ==========  ==========



The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                         Sep. 30,    Dec. 31,
                                                           1997        1996
                                                              (Thousands)
Liabilities

Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .    $35,156     $83,488
 Commercial paper . . . . . . . . . . . . . . . . . . .     44,400     129,300
 Accounts payable and accrued liabilities . . . . . . .     95,946     121,123
 Interest accrued . . . . . . . . . . . . . . . . . . .     35,549      22,195
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .     39,278        -
 Other. . . . . . . . . . . . . . . . . . . . . . . . .     70,928      71,324
                                                        ----------  ----------
   Total Current Liabilities. . . . . . . . . . . . . .    321,257     427,430

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes - unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .    107,783     109,065
  Deferred income taxes . . . . . . . . . . . . . . . .     85,672      94,004
  Other . . . . . . . . . . . . . . . . . . . . . . . .     82,718      65,471
                                                        ----------  ----------
 Total regulatory liabilities . . . . . . . . . . . . .    276,173     268,540

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    755,004     751,553
  Other postretirement benefits . . . . . . . . . . . .    112,359      95,195
  Environmental remediation costs . . . . . . . . . . .     84,000      32,100
  Other . . . . . . . . . . . . . . . . . . . . . . . .     71,713      74,627
                                                        ----------  ----------
 Total other liabilities. . . . . . . . . . . . . . . .  1,023,076     953,475

 Long-term debt . . . . . . . . . . . . . . . . . . . .  1,455,362   1,480,814
                                                        ----------  ----------
    Total Liabilities . . . . . . . . . . . . . . . . .  3,075,868   3,130,259

 Commitments                                                 -           -
 Preferred Stock Redeemable Solely at the
   Option of the Company. . . . . . . . . . . . . . . .    134,440     134,440
 Preferred Stock Subject to Mandatory
   Redemption Requirements. . . . . . . . . . . . . . .     25,000      25,000

 Common Stock Equity
  Common stock  . . . . . . . . . . . . . . . . . . . .    462,250     464,469
  Capital in excess of par value. . . . . . . . . . . .    812,008     816,384
  Retained earnings . . . . . . . . . . . . . . . . . .    546,773     489,129
  Treasury stock  . . . . . . . . . . . . . . . . . . .    (39,565)      -
                                                        ----------  ----------
    Total Common Stock Equity . . . . . . . . . . . . .  1,781,466   1,769,982
                                                        ----------  ----------
    Total Liabilities and Stockholders' Equity  . . . . $5,016,774  $5,059,681
                                                        ==========  ==========

The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)

                                                         Nine Months
Periods Ended September 30                             1997        1996
                                                          (Thousands)

Operating Activities
 Net income . . . . . . . . . . . . . . . . . . .  $136,529   $130,610
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . .   142,378    141,608
   Federal income taxes and investment tax credits
     deferred, net .  . . . . . . . . . . . . . .   (23,164)   (12,601)
 Changes in current operating assets and liabilities
   Accounts receivable. . . . . . . . . . . . . .    68,630     58,896
   Inventory. . . . . . . . . . . . . . . . . . .    (5,870)    (9,777)
   Accounts payable and accrued liabilities . . .   (25,177)   (18,181)
   Taxes accrued. . . . . . . . . . . . . . . . .    39,278     13,806
   Interest accrued . . . . . . . . . . . . . . .    13,354     12,123
 Other, net . . . . . . . . . . . . . . . . . . .    59,483     74,202
                                                     --------   --------
    Net Cash Provided by Operating Activities . .   405,441    390,686
                                                     --------   --------
Investing Activities
 Utility plant capital expenditures . . . . . . .   (90,821)  (148,085)
 Proceeds from governmental and other sources . .     1,041      2,269
 Expenditures for other property and investments.   (53,179)    (1,090)
                                                     --------   --------
    Net Cash Used in Investing Activities . . . .  (142,959)  (146,906)
                                                     --------   --------
Financing Activities
 Repurchase of common stock . . . . . . . . . . .    (7,245)   (17,644)
 Purchase of treasury stock . . . . . . . . . . .   (39,565)      -
 Repayments of first mortgage bonds and
    preferred stock, including net premiums . . .   (73,000)  (171,478)
 Changes in funds set aside for first
    mortgage bond repayments. . . . . . . . . . .    25,000       -
 Long-term notes, net . . . . . . . . . . . . . .    (4,339)    (1,576)
 Commercial paper, net. . . . . . . . . . . . . .   (84,900)    31,880
 Dividends on common and preferred stock. . . . .   (79,030)   (84,418)
                                                     --------   --------
    Net Cash Used in Financing Activities . . . .  (263,079)  (243,236)
                                                     --------   --------
Net (Decrease) Increase in Cash and
   Cash Equivalents . . . . . . . . . . . . . . .      (597)       544
Cash and Cash Equivalents, Beginning of Period. .     8,253     11,433
                                                     --------   --------
Cash and Cash Equivalents, End of Period. . . . .    $7,656    $11,977
                                                     ========   ========
Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . .   $66,652    $70,786
  Income taxes. . . . . . . . . . . . . . . . . .   $74,246    $72,680


The notes on page 6 are an integral part of the financial statements.

                   New York State Electric & Gas Corporation
           Consolidated Statements of Retained Earnings - (Unaudited)



                                                       Nine Months
Periods ended September 30                           1997      1996
                                                       (Thousands)

Balance, beginning of period. . . . . . . . .    $489,129  $424,412
Add net income. . . . . . . . . . . . . . . .     136,529   130,610
                                                   --------  --------
                                                    625,658   555,022

Deduct dividends on capital stock
 Preferred. . . . . . . . . . . . . . . . . .       7,015     7,155
 Common . . . . . . . . . . . . . . . . . . .      71,870    75,078
                                                   --------  --------
                                                     78,885    82,233
Deduct premium paid on preferred
  stock redemption, net . . . . . . . . . . .        -        4,383
                                                   --------  --------
Balance, end of period. . . . . . . . . . . .    $546,773  $468,406
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


Note 3.   Unsolicited Tender Offer
          (See Part II, Item 1. Legal Proceedings.)

     On July 18, 1997, a subsidiary of Omaha, Nebraska-based CalEnergy Company, Inc. (CalEnergy) commenced an unsolicited tender offer to purchase 9.9% of the company's stock for $24.50 per share in cash as part of a stated plan to acquire all of the company's common stock. The company's board of directors (Board), after a comprehensive and careful review, unanimously recommended that shareholders reject CalEnergy's unsolicited tender offer. The Board also decided to reject CalEnergy's proposal to commence merger negotiations for a transaction in which CalEnergy would acquire all of the company's common stock at $27.50 per share, as not being in the best interest of the company or its shareholders, customers, employees and constituencies. CalEnergy announced, on August 15, 1997, that it was dropping its unsolicited bid to take over the company because its $24.50 tender offer failed to attract the 9.9% of the company's common stock it sought. The company expensed all costs associated with this matter in the third quarter of 1997.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Competitive Conditions (See Form 10-K for fiscal year ended December 31, 1996, Item 7 - Liquidity and Capital Resources - Competitive Conditions - Electric Industry and Natural Gas Industry, Accounting Issues, and Rate Matters - Electric Rate Settlement; Form 10-Q for the quarter ended March 31, 1997, Item 2(a) - Liquidity and Capital Resources - Competitive Conditions - Electric Rate and Restructuring Plan; and Form 10-Q for the quarter ended June 30, 1997, Item 2(a) - Liquidity and Capital Resources - Competitive Conditions - Electric Industry, Electric Rate and Restructuring Plan, and Natural Gas Industry, Joint Venture with Central Maine Power.)

Electric Industry

Electric Rate and Restructuring Plan
     The company filed a restructuring plan (Plan), on October 9, 1997, with the Public Service Commission of the State of New York
(PSC). The Plan, which will bring competition to the company's service territory, was agreed to by the company, PSC Staff and certain other parties to the Competitive Opportunities Proceeding. The Plan is subject to PSC approval, is expected to be effective at the beginning of 1998 and includes the following key elements:

  - Eliminate a 7% increase in electric prices previously approved by the PSC;

  - Cap overall, average electric prices for residential and certain commercial customers for four years;

  - Cut prices an additional 5% for residential and certain commercial customers at the beginning of the fifth year of the Plan;

  - Reduce prices 5% in each of the next five years for eligible industrial, commercial and public authority customers who are heavy users of electricity;

  - Cut prices further by working diligently to reduce the onerous burden of nonutility generator (NUG) contracts, reduce the state gross receipts tax and encourage the passage of securitization legislation;

  - Enable all of the company's retail customers to begin choosing their electricity supplier by August 1, 1999;

  - The company, subject to the receipt of the requisite approvals, will form a holding company. Subsidiaries under the holding company will include the company, a generation company and an energy services company;

  - The company will auction its seven coal-fired generating stations. Prior to the auction, those stations will be transferred by the company to the generation subsidiary. The generation subsidiary intends to bid on some or all of the coal-fired generating stations;

  -  The company intends to sell its 18% interest in Nine Mile
     Point 2 nuclear generating station; and

  - The company will receive a reasonable opportunity to recover all prudently incurred investments made in the past.

     The preceding key elements are intended to be a summary of certain elements of the Plan and are qualified in their entirety by reference to the full text of the Plan which is filed as an exhibit to this Form 10-Q.

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

     Although the company believes that it will continue to meet those criteria in the near future for its regulated operations, if the company no longer met them for all or a separable part of its regulated operations, it may have to record as expense or revenue certain previously deferred items (regulatory assets and regulatory liabilities) and may have to record as a loss the amount for purchase power contracts with nonutility generators that is above the estimated price in a competitive marketplace.

     In accordance with authoritative guidance from the Financial Accounting Standards Board's Emerging Issues Task Force related to the continued application of Statement 71 during the transition to competition, it is expected that once the company receives PSC approval of the Plan, the coal-fired generation portion of the company's business will no longer be able to apply Statement 71. The company believes the discontinuance of the application of Statement 71 to the coal-fired generation portion of its business will not affect the financial position or results of operations of the company because any above-market generation costs, regulatory assets and regulatory liabilities of the coal-fired generation portion of its business will be recovered by the regulated portion of the company.

Natural Gas Industry

Seneca Lake Natural Gas Storage Project
     The company's Seneca Lake storage project was placed into service in December 1996. The project consists of a natural gas storage cavern, a compressor station and two natural gas transmission pipelines.

     The company received approval from the PSC on May 20, 1997, for a $10 million expansion of the project's compressor station. This expansion, which was completed on November 1, 1997, increased the cavern's working gas storage capacity from 800 million to 1.45 billion cubic feet of natural gas and will allow for growth in the company's wholesale natural gas business through the sale of storage capacity.

     The company's application to provide firm and interruptible storage service in interstate commerce at market-based rates was approved by the Federal Energy Regulatory Commission on October
15, 1997.

Joint Venture with Central Maine Power Company (CMP)
     The company and CMP signed a memorandum of understanding that could lead to the formation of a jointly-owned company (joint venture) to distribute natural gas to Maine customers in areas not currently served by a natural gas utility. Various regulatory approvals are required before the joint venture could operate a new gas distribution service. The opportunity for new retail distribution of natural gas also depends on completion of either or both of two new pipeline proposals made by separate organizations. Those proposals are currently under federal and state regulatory review. The company's board of directors authorized an investment of up to $20 million in the joint venture.

Investing Activities

     Capital expenditures for the first nine months of 1997 were $91 million, primarily for the extension of service and necessary improvements to existing facilities. The company estimates its capital expenditures for 1997 will total $141 million and will be financed entirely with internally generated funds.

     In accordance with the terms of certain benefit trust agreements, the company deposited $52 million into external trust funds in July 1997. The obligation to make such deposits arose as a result of the actions of CalEnergy. (See Note 3. Unsolicited Tender Offer.) Those agreements cover employee severance agreements and certain employee and director plans.
The funds are invested principally in intermediate-term fixed income instruments.

Financing Activities

     During the third quarter of 1997 the company repaid $25 million of 6 1/4% Series first mortgage bonds that matured on September 1, 1997.

(b) Results of Operations

                                Three Months Ended September 30,
                                     1997       1996      Change
                           (Thousands, except per share amounts)

Total Operating Revenues           $492,829    $457,986      8%
Operating Income                    $80,826     $74,285      9%
Earnings Available for
  Common Stock                      $25,929      $8,616    201%
Average Shares Outstanding           67,503      71,416     (5%)
Earnings Per Share                     $.38        $.12    217%
Dividends Per Share                    $.35        $.35      -


     Earnings per share increased 26 cents compared to the prior year quarter. Higher sales of electricity added 16 cents and lower operating costs added 10 cents to earnings per share. In the prior year quarter a charge of 14 cents per share was recorded to write down an investment in EnerSoft Corporation. Lower costs of natural gas purchased added four cents while decreased losses incurred by NGE Enterprises, Inc. and a reduction in the number of shares outstanding added three cents and two cents, respectively, to earnings per share. Those increases were partially offset by a charge of 24 cents per share for takeover defense fees.

                                 Nine Months Ended September 30,
                                   1997         1996     Change
                           (Thousands, except per share amounts)

Total Operating Revenues        $1,551,336   $1,534,709     1%
Operating Income                  $331,096     $345,562    (4%)
Earnings Available for
  Common Stock                    $129,514     $123,455     5%
Average Shares Outstanding          68,371       71,474    (4%)
Earnings Per Share                   $1.89        $1.73     9%
Dividends Per Share                  $1.05        $1.05     -


     Earnings per share increased 16 cents compared to the same period last year. Lower costs of natural gas purchased added 15 cents and lower operating costs added nine cents to earnings per share. In the prior period a charge of 14 cents per share was recorded to write down an investment in EnerSoft Corporation. Higher sales of electricity, decreased losses incurred by NGE Enterprises, Inc. and a reduction in the number of shares outstanding each increased earnings per share by eight cents.

     Those increases were partially offset by a charge of 24 cents per share for takeover defense fees and increased costs of electricity purchased that reduced earnings per share by 22 cents.

Operating Results by Business Segment

Electric                        Three Months Ended September 30,
                                  1997          1996     Change
                                      (Thousands)
Retail Sales-
  Megawatt-hours (mwh)            3,278          3,163      4%
Operating Revenues             $456,530       $421,709      8%
Operating Expenses             $362,942       $335,056      8%
Operating Income                $93,588        $86,653      8%


     The $35 million increase in electric operating revenues for the quarter was due to a $40 million increase in sales of electricity, primarily wholesale sales. That increase was partially offset by a less favorable electric sales mix that decreased revenues by $3 million.

     The $28 million increase in electric operating expenses was primarily due to a $12 million increase in electricity purchased and a $12 million increase in operating costs, due to takeover defense fees partially offset by a reduction in certain operating expenses.


                                 Nine Months Ended September 30,
                               1997            1996      Change
                                    (Thousands)
Retail Sales-
  Megawatt-hours (mwh)            9,841          9,897     (1%)
Operating Revenues           $1,319,253     $1,291,149      2%
Operating Expenses           $1,029,850       $983,158      5%
Operating Income               $289,403       $307,991     (6%)


     The $28 million increase in electric operating revenues was primarily due to a $45 million increase in wholesale sales. That increase was partially offset by a less favorable electric sales mix that reduced revenues $13 million and lower retail sales that decreased revenues $7 million.

     Electric operating expenses increased $47 million primarily due to a $23 million increase in electricity purchased, a $13 million increase in operating costs, due to takeover defense fees partially offset by a reduction in certain operating expenses, and an $11 million increase in fuel costs, due to increased electric generation.

Natural Gas                      Three Months Ended September 30,
                                   1997          1996     Change
                                      (Thousands)
Retail Deliveries-
   Dekatherms(dth)                6,665          7,136      (7%)
Operating Revenues              $36,299        $36,277       -
Operating Expenses              $49,061        $48,645       1%
Operating Loss                 ($12,762)      ($12,368)      3%


     Natural gas operating revenues were comparable to revenues for the prior year period. A more favorable sales mix was offset by a 7% decrease in natural gas deliveries, which was primarily due to one low-margin customer that closed its cogeneration plant.

     Natural gas operating expenses were also comparable to the prior period. A $3 million increase in other operating expenses was offset by a $3 million decrease in the cost of natural gas purchased.


                                  Nine Months Ended September 30,
                                   1997          1996     Change
                                      (Thousands)
Retail Deliveries-
   Dekatherms(dth)               40,973         43,411      (6%)
Operating Revenues             $232,083       $243,560      (5%)
Operating Expenses             $190,390       $205,989      (8%)
Operating Income                $41,693        $37,571      11%


     The $11 million decrease in natural gas operating revenues was primarily due to lower retail deliveries. The decrease in retail deliveries was primarily due to very mild weather in the first quarter of 1997 and one low-margin customer that closed its cogeneration plant.

     Natural gas operating expenses decreased $16 million primarily due to a decrease in the cost of natural gas purchased.

PART II - OTHER INFORM                    ATION

Item 1.  Legal Proceedings
(See Part I, Item 2(a) - Liquidity and Capital Resources -
Competitive Conditions - Electric Rate and Restructuring Plan.)

(a) A Remedial Investigation and Feasibility Study was performed at the Bern Metals/Universal Iron Site by certain of the other potentially responsible parties (PRPs), and a proposed remedial action plan identifying the preferred remedy and summarizing the other alternatives considered has been issued for the site. The New York State Department of Environmental Conservation (NYSDEC), by letter dated March 22, 1996, to the company and six of the other eight PRPs, inquired whether the company and such six other PRPs were willing to conduct or finance the design and implementation of the remedial alternative once it was selected. The NYSDEC informed the company that if the company declined to enter into negotiations with NYSDEC for such purpose, NYSDEC might remediate the Bern Metals/Universal Iron Site itself using the Hazardous Waste Remedial Fund and would seek recovery of any expense from the company. On March 29, 1996, NYSDEC issued a Record of Decision which provided for remedial action having an estimated cost of $1.9 million. Without admitting any liability or responsibility and without prejudice to any defenses it might have, the company on October 9, 1997, entered into an Order on Consent with NYSDEC and four other PRPs pursuant to which the company and such PRPs will design the remedy for the Bern Metals/Universal Iron Site, subject to NYSDEC approval. (See Form 10-K for fiscal year ended December 31, 1996, Item 3(e).)

(b) The company responded on October 3, 1995, to a request for information by the U.S. Environmental Protection Agency (EPA) concerning alleged disposal of polychlorinated biphenyls at facilities owned or operated by PCB Treatment, Inc. in Kansas City, Kansas and Kansas City, Missouri. On September 27, 1996, the company entered into an Order on Consent with the EPA under which the company and at least nine other companies will perform the first phase of remedial activity, a Removal Site Evaluation and Engineering Evaluation/Cost Analysis, at the two facilities operated by PCB Treatment, Inc. The cost to the company of its obligation under this Order on Consent is not expected to exceed $95,000. By letter dated September 16, 1997, the EPA notified 1,251 entities, including the company, of their potential liability at the two facilities and informed the recipients of additional response activities, which the recipients may be asked to perform or finance at a later date.

(c) The company commenced an action against CalEnergy Company, Inc. (CalEnergy) and a subsidiary thereof, on July 30, 1997, in the United States District Court for the Southern District of New York (District Court). The action sought preliminary and permanent injunctive relief against the offer to purchase 9.9% of the company's common stock and the planned takeover attempt of the company by CalEnergy, on the grounds, among other things, that CalEnergy had breached and continued to violate a confidentiality agreement and that CalEnergy's tender offer materials contained misleading and inadequate disclosures, thereby violating the federal securities laws. In addition, the company sought an order requiring CalEnergy and its affiliates to divest any and all securities of the company acquired by CalEnergy and its affiliates while in possession of such confidential information. This action was discontinued without prejudice on September 16, 1997. (See Part I, Item 1, Note 3. Unsolicited Tender Offer.)

(d) Ten purported class action lawsuits were commenced against the company and some or all of its directors in the New York State Supreme Court (Broome County, New York County, Kings County and Tompkins County) on or about July 17, 1997 and various dates thereafter through early August 1997. The lawsuits allege, among other things, that the plaintiffs are being deprived of the opportunity to realize the full value of their investment in the company as a result of the defendants' failure to fulfill their fiduciary duties and seek to maximize shareholder value in light of CalEnergy's offer to negotiate a transaction by which CalEnergy would acquire all outstanding shares of the company for $27.50 per share. The lawsuits seek generally, among other things, injunctive and declaratory relief requiring the defendants to fulfill their fiduciary duties to maximize shareholder value, and as to certain of the actions, damages. On October 23, 1997, a Consolidated Amended and Supplemental Class Action Complaint in the New York State Supreme Court (Tompkins County) was served on the company and all of its directors. The lawsuit consolidates, amends and supplements the ten purported class action lawsuits. The defendants believe that this lawsuit is without merit and intend to defend it vigorously.

(e) CE Electric (NY), Inc. (CE), a wholly owned subsidiary of CalEnergy, commenced a proceeding on July 31, 1997, in the New York State Supreme Court (Tompkins County) (Court) seeking an order permitting CE to inspect and copy the company's list of shareholders and related materials. On August 8, 1997, the Court issued an order directing the company to compile the list of shareholders and related materials. The Court also held that if the District Court in the matter referred to in (c) above determined that there had not been a misuse of confidential information by CalEnergy to warrant issuance of a preliminary injunction barring the tender offer the company was to produce the materials within 24 hours, and if the District Court made no such determination, the parties could reapply to the Court for such relief as may be warranted. This action was discontinued without prejudice on September 24, 1997.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - See Exhibit Index.

  (b) Reports on Form 8-K

     A report on Form 8-K dated October 10, 1997, was filed to report certain information under Item 5, "Other Events."









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


                       NEW YORK STATE ELECTRIC & GAS CORPORATION
                                     (Registrant)



                       By           Gary J. Turton
                                    Gary J. Turton
                             Vice President and Controller
                              (Chief Accounting Officer)


Date:  November 13, 1997

                               EXHIBIT INDEX

(1)  The following exhibit is delivered with this report:

Exhibit No.
  27    -  Financial Data Schedule.


(2)  The following exhibit is incorporated herein by reference:

Exhibit No.               Filed In                 As Exhibit No.
  99-1  -  Agreement Concerning the Competitive
           Rate and Restructuring Plan of New
           York State Electric & Gas Corporation -
           Registration No. 333-37997. . . . . . .      99.2