Form 10-K405
period 1997-12-31
NEW YORK STATE ELECTRIC & GAS CORP
filed 1998-03-27
CIK 71675

NEW YORK STATE ELECTRIC & GAS CORPORATION
                               (Registrant)








                                 FORM 10-K


                                 ---------


                               ANNUAL REPORT


                  For Fiscal Year Ended December 31, 1997













                                    To

                    SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D.C.  20549

                            TABLE OF CONTENTS

                                                                 Page
                                   PART I

Item  1.   Business
          (a) General development of business. . . . . . . . . .  3
          (b) Financial information about industry segments. . .  3
          (c) Narrative description of business
               Principal business. . . . . . . . . . . . . . . .  3
               New product or segment. . . . . . . . . . . . . .  4
               Sources and availability of raw materials . . . .  4
               Franchises  . . . . . . . . . . . . . . . . . . .  5
               Seasonal business . . . . . . . . . . . . . . . .  5
               Working capital items . . . . . . . . . . . . . .  5
               Single customer . . . . . . . . . . . . . . . . .  5
               Backlog of orders . . . . . . . . . . . . . . . .  5
               Business subject to renegotiation . . . . . . . .  5
               Competitive conditions. . . . . . . . . . . . . .  5
               Research and development. . . . . . . . . . . . .  6
               Environmental matters . . . . . . . . . . . . . .  6
                 Water quality . . . . . . . . . . . . . . . . .  6
                 Air quality . . . . . . . . . . . . . . . . . .  7
                 Waste disposal. . . . . . . . . . . . . . . . .  8
              Number of employees. . . . . . . . . . . . . . . .  8
          (d) Financial information about foreign and domestic
              operations and export sales. . . . . . . . . . . .  8

Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . .  9

Item  3.  Legal proceedings. . . . . . . . . . . . . . . . . . . 10

Item  4.  Submission of matters to a vote of security holders. . 17

Executive officers of the Registrant . . . . . . . . . . . . . . 17


                                   PART II


Item  5.  Market for Registrant's common equity and related
            stockholder matters. . . . . . . . . . . . . . . . . 18

Item  6.  Selected financial data. . . . . . . . . . . . . . . . 19

Item  7.  Management's discussion and analysis of financial
            condition and results of operations. . . . . . . . . 20

Item  7A. Quantitative and qualitative disclosures about
            market risk. . . . . . . . . . . . . . . . . . . . . 32

                                                                Page

Item  8.  Financial statements and supplementary data. . . . . . 33
          Financial Statements
            Consolidated Statements of Income. . . . . . . . . . 33
            Consolidated Balance Sheets. . . . . . . . . . . . . 34
            Consolidated Statements of Cash Flows. . . . . . . . 36
            Consolidated Statements of Changes in
              Common Stock Equity. . . . . . . . . . . . . . . . 37
          Notes to Consolidated Financial Statements . . . . . . 38
          Report of Independent Accountants. . . . . . . . . . . 56
          Financial Statement Schedules
            II. Consolidated Valuation and Qualifying
                    Accounts . . . . . . . . . . . . . . . . . . 57

Item  9.  Changes in and disagreements with accountants on
            accounting and financial disclosure. . . . . . . . . 58


                                  PART III


Item 10.  Directors and executive officers of the Registrant . . 58

Item 11.  Executive compensation . . . . . . . . . . . . . . . . 58

Item 12.  Security ownership of certain beneficial owners
            and management . . . . . . . . . . . . . . . . . . . 58

Item 13.  Certain relationships and related transactions . . . . 58


                                   PART IV


Item 14.  Exhibits, financial statement schedules, and
            reports on Form 8-K
         (a)  List of documents filed as part of this report
                Financial statements . . . . . . . . . . . . . . 58
                Financial statement schedules. . . . . . . . . . 58
                Exhibits
                  Exhibits delivered with this report. . . . . . 59
                  Exhibits incorporated herein by reference. . . 59

         (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . 64

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 65

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                                 FORM 10-K


(Mark one)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997.
                                    OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to              .

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

                           * * * * * * * * * * *

     The aggregate market value as of March 13, 1998, of the common stock held by non-affiliates of the Registrant was $2,507,759,424.

     Common stock - 64,508,281 shares outstanding as of March 13, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE

           Document                                     10-K Part

     The company has incorporated by reference
     certain portions of its Proxy Statement
     dated March 11, 1998, which was filed
     with the Commission prior to April 30, 1998.          III

                                 PART I

Item 1.  Business

(a)  General development of business

     New York State Electric & Gas Corporation (company) was organized under the laws of the State of New York in 1852.

     The following general developments have occurred in the business of the company since January 1, 1997:

Regulatory and Rate Matters
(See Item 7 - Competitive Conditions and Rate Matters.)


(b)  Financial information about industry segments
     (See Item 7 - Competitive Conditions - Electric Industry,
Holding Company Structure and Note 12 to the Consolidated
Financial Statements.)


(c)  Narrative description of business
     (See Item 7 - Competitive Conditions - Electric Industry,
Restructuring Plan, Holding Company Structure and Generation
Business.)

     (i)  Principal business

     The company's principal business is generating, purchasing, transmitting and distributing electricity and purchasing, transporting and distributing natural gas. The service territory, 99% of which is located outside the corporate limits of cities, is in the central, eastern and western parts of the State of New York. The service territory has an area of approximately 19,800 square miles and a population of 2,400,000. The larger cities in which the company serves both electricity and natural gas are Binghamton, Elmira, Auburn, Geneva, Ithaca and Lockport. The company serves approximately 811,000 electric customers and 241,000 natural gas customers. Its service territory reflects a diversified economy, including high-tech firms, light industry, colleges and universities, agriculture and recreational facilities. No customer accounts for 5% or more of either electric or natural gas revenues. For the years 1997, 1996 and 1995, 84%, 84% and 85%, respectively, of operating revenue was derived from electric service with the balance derived from natural gas service.

     The 1997 peak load of 2,404 megawatts (mw), was set on January 17, 1997. This is 207 mw less than the all-time peak of 2,611 mw set on January 19, 1994. Power supply capability to meet peak loads is currently 3,077 mw. This is composed of 2,557 mw of generating capacity (89% coal-fired, 8% nuclear and 3% hydroelectric) and 1,145 mw of purchases offset by 625 mw of firm sales. The purchases are composed of 551 mw from nonutility generators (NUGs) and 594 mw from the New York Power Authority
(NYPA).  Most purchases from NYPA are hydroelectric power.

     On January 18, 1997, the company experienced its 1997 maximum peak daily sendout for natural gas of 413,309 dekatherms.
This exceeded, by 9,686 dekatherms, the previous year peak of 403,623 dekatherms set on February 5, 1996.

     (ii) New product or segment
          (See Item 7 - Competitive Conditions - Natural Gas
          Industry, Joint Venture with Central Maine Power Company.)

    (iii) Sources and availability of raw materials

Electric
(See Item 7 - Competitive Conditions - Electric Industry,
Generation Business.)

     In 1997, approximately 89% of the company's generation was coal-fired steam electric, 9% nuclear and 2% hydroelectric power. About 44% of the company's steam electric generation in 1997 was supplied from its one-half share of the output from the Homer City Generating Station, which is owned in common with Pennsylvania Electric Company. An additional 30% was supplied from the company's Kintigh Generating Station, and the remaining 26% was supplied from its other generating stations which are located in New York State.

     Coal
          Coal for the New York generating stations is obtained primarily from Pennsylvania and West Virginia. Of the 3.2 million tons of coal purchased for the New York generating stations in 1997, approximately 89% was purchased under contract and the balance on the open market. Coal purchased under contract is expected to be approximately 93% of the estimated 3.0 million tons to be purchased in 1998.

          The annual coal requirement for the Homer City Generating Station is approximately 5.1 million tons, the majority of which is obtained under long-term contracts. During 1997, approximately 68% of Homer City Generating Station coal was obtained under these contracts. The company anticipates obtaining approximately 96% of the 1998 requirements under these contracts. The balance will be purchased under short-term contracts and, when necessary, on the open market.

     Nuclear
          During the fall of 1996, Niagara Mohawk Power Corpora-tion (Niagara Mohawk), the operator of Nine Mile Point nuclear generating unit No. 2 (NMP2), in which the company has an 18% interest, installed reload No. 5 into the reactor core at NMP2. This refueling will support NMP2 operations through the spring of 1998. Reload No. 6 is scheduled for May 1998 and will support operations through the spring of 2000. Enrichment services are under contract with the U.S. Enrichment Corporation for 100% of the enrichment requirements through 1998 and 75% of the requirements through 2003. Fuel fabrication services are under contract through 2004. Approximately 81% of the uranium and conversion requirements are under contract through 2003.

     Natural Gas
(See Item 7 - Competitive Conditions - Natural Gas Industry,
Seneca Lake Storage Project.)

     The natural gas supply mix includes long-term, short-term and spot natural gas purchases transported on both firm and interruptible transportation contracts. During 1997, about 58% of the company's natural gas supply was purchased from various suppliers under long-term and short-term sales contracts and 42% was purchased on the monthly spot natural gas market to maximize natural gas cost savings. The company's natural gas supply is expected to be purchased in 1998 in a similar proportion as in 1997. The company uses risk management techniques such as natural gas future and option contracts to manage the company's exposure to fluctuations in natural gas commodity prices.


     (iv) Franchises

     The company has, with minor exceptions, valid franchises from the municipalities in which it renders service to the public. In 1997, the company obtained authorization from the Public Service Commission of the State of New York (PSC) for natural gas distribution service in the towns of Enfield, Dansville, Lowville, Martinsburgh, Plattsburgh, Turin and West Turin, and the villages of Lowville, Lyons Falls and Turin.


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


    (vii) Single customer - Not applicable


   (viii) Backlog of orders - Not applicable


     (ix) Business subject to renegotiation - Not applicable


      (x) Competitive conditions
          (See Item 7 - Competitive Conditions and Accounting
          Issues.)

     (xi) Research and development

     Expenditures on research and development in 1997, 1996 and 1995 amounted to $10.9 million, $11.9 million and $13.1 million, respectively, principally for the company's internal research programs and for contributions to research administered by the Electric Power Research Institute, the Empire State Electric Energy Research Corporation, the New York Gas Group and the New York State Energy Research and Development Authority. These expenditures are designed to improve existing technologies and to develop new technologies for the production, distribution and customer use of energy.

    (xii) Environmental matters
          (See Item 3 - Legal proceedings, Item 7 - Accounting
          Issues and Notes 8, 9 and 10 to the Consolidated
          Financial Statements.)

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

     Capital additions to meet environmental requirements during the three years ended December 31, 1997 were approximately $31 million and are estimated to be $7 million for 1998, $4 million for 1999 and $6 million for 2000.

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

     In connection with the issuance of permits under the Water Act, the company has conducted studies of the effects of its coal pile operations on groundwater quality at its Greenidge, Jennison, Milliken and Hickling Generating Stations. New York State groundwater standards are sometimes exceeded at certain locations at each of those stations. Studies at Greenidge Generating Station indicate that elevated levels of groundwater constituents do not appear to be attributable to the coal pile. The remedial work at Goudey, Jennison and Milliken Generating Stations was completed in 1988, 1995 and 1997, respectively. The remedial action, if required, at Hickling and Greenidge Generating Stations is estimated to cost $1.4 million. Results of data evaluation of groundwater conditions at Goudey Generating Station have improved and an assessment of groundwater conditions will be made in 1998. Groundwater monitoring data for Kintigh and Homer City Generating Stations does not indicate facility-induced groundwater contamination.

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

     The Clean Air Act Amendments of 1990 (1990 Amendments) limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. The U. S. Environmental Protection Agency
(EPA) allocates annual sulfur dioxide allowances to each of the company's coal-fired generating stations based on statutory emissions limits. A sulfur dioxide allowance represents an authorization to emit one ton of sulphur dioxide during or after a specified calendar year.

     The costs of controlling toxic emissions under the 1990 Amendments, if required, cannot be estimated at this time, since the type and level of reductions that may be required is dependent on several studies currently being performed by the EPA. Regulations may be adopted at the state level that would limit toxic emissions even further, at an additional cost to the company.

     The company estimates that it will have sulfur dioxide allowances in excess of the affected coal-fired generating stations' actual emissions during Phase I, which began January 1, 1995. The company's present strategy is to bank excess sulfur dioxide allowances for use in later years. Phase II begins January 1, 2000. The company estimates that it will meet Phase II emissions requirements through the year 2004, by using sulfur dioxide allowances banked during Phase I together with the company's Phase II annual sulfur dioxide allowances. This strategy could be modified due to changes in market or business conditions, or the outcome of the company's auction of its coal-fired generating stations.

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


   (xiii)  Number of employees

     The company had 3,968 employees as of December 31, 1997.


(d) Financial information about foreign and domestic operations and export sales - Not applicable

Item 2.  Properties
(See Item 7 - Competitive Conditions - Electric Industry,
Restructuring Plan, Holding Company Structure and Generation
Business.)

     The company's electric system includes coal-fired, nuclear, hydroelectric and internal combustion generating stations, substations and transmission and distribution lines, all of which are located in the State of New York, except for the Homer City Generating Station and related facilities which are located in the Commonwealth of Pennsylvania. Generating facilities are:

      Name and location of station                  Generating
Coal-fired                                       capability (mw)
  Goudey            (Johnson City, N.Y.)               126
  Greenidge         (Dresden, N.Y.)                    106 (1)
  Hickling          (East Corning, N.Y.)                45 (1)
  Jennison          (Bainbridge, N.Y.)                  67
  Milliken          (Lansing, N.Y.)                    305
  Kintigh           (Somerset, N.Y.)                   675
  Homer City        (Homer City, Pa.)                  953 (2)
                                                     -----
     Total coal-fired                                2,277
Nuclear
  NMP2              (Oswego, N.Y.)                     207 (3)
Hydroelectric       (Various - 9 locations)             66
Internal combustion (Various - 2 locations)              7
                                                     -----
     Total - all stations                            2,557
                                                     =====
(1) The company has one unit at each of the Greenidge and Hickling Generating Stations, with a combined capability of 91 megawatts, on long-term cold standby. Units on long-term cold standby require more than 14 days to be brought on-line.
(2)  Company's 50% share of the generating capability.
(3)  Company's 18% share of the generating capability.

     The company owns 434 substations having an aggregate transformer capacity of 13,325,390 kilovolt-amperes. The transmission system consists of 4,540 circuit miles of line. The distribution system consists of 33,812 pole miles of overhead lines and 2,070 miles of underground lines.

     The company's natural gas system consists of the distribution of natural gas through 760 miles of transmission pipelines (over 3-inch equivalent) and 6,104 miles of distribution pipelines (under 3-inch equivalent).

     Somerset Railroad Corporation (SRC), a wholly-owned subsidiary, owns a rail line consisting of 15 1/2 miles of track and related property rights in Lockport, Newfane and Somerset, New York that is used primarily to transport coal and other materials to the Kintigh Generating Station.

     The company's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all of the company's properties. Substantially all of the properties of SRC, other than rolling stock, are subject to a lien of a mortgage and security agreement.


Item 3.  Legal proceedings
(See 1(c)(xii) - Environmental matters and Item 7 - Competitive
Conditions and Rate Matters.)

     The company is unable to predict the ultimate disposition of the matters referred to below in (a), (b), (d), (f), (g), (h),
(i), the first paragraph in (c) and the first three paragraphs in
(e). However, since the PSC has allowed the company to recover in rates remediation costs for certain of the sites referred to in the preceding sentence, there is a reasonable basis to conclude that the company will be permitted to recover in rates any remediation costs that it may incur for all of the sites referred to in the preceding sentence. Therefore, the company believes that the ultimate disposition of the matters referred to below in (a), (b), (d), (f), (g), (h), (i), the first paragraph in (c) and the first three paragraphs in (e) will not have a material adverse effect on its results of operations or financial position.

(a) By letter dated February 29, 1988, the New York State Department of Environmental Conservation (NYSDEC) notified the company that it had been identified as a potentially responsible party (PRP) for investigation and remediation of the disposal of hazardous wastes at the Lockport City Landfill Site (Lockport
Site) in Lockport, New York. The Lockport Site is listed on the New York State Registry of Inactive Hazardous Waste Disposal Sites (New York State Registry). Five other PRPs were identified in the NYSDEC letter. The company believes that remediation costs at the Lockport Site might rise to $4 million. The Lockport Site has been remediated by the site owner, the City of Lockport. By letter dated May 2, 1988, the company notified the NYSDEC that it declined to finance remediation costs because it believed that the NYSDEC had not demonstrated that a significant threat to public health or the environment existed as a result of hazardous waste disposal at the Lockport Site.

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

(c) By letter dated June 7, 1991, the NYSDEC notified the company that it had been identified as a PRP at the Pfohl Brothers Landfill, an inactive hazardous waste disposal site (Pfohl Site) in Cheektowaga, New York. The Pfohl Site is listed on the National Priorities List and the New York State Registry. The NYSDEC offered the company an opportunity to enter into negotiations with it to undertake the investigation and remedia-tion of the Pfohl Site. The NYSDEC informed the company that if it declined such negotiations, the NYSDEC would perform the necessary work at the Pfohl Site using the Hazardous Waste Remedial Fund and would seek recovery of its expenses from the company. On July 3, 1991, the company responded to the NYSDEC by declining to negotiate to undertake work at the Pfohl Site and noted that the NYSDEC had not shown any significant responsibility on the part of the company for the situation at the Pfohl Site. The company believes that remediation costs at the Pfohl Site will be $35 million to $55 million. By letter dated April 2, 1992, the NYSDEC again notified the company that it had been identified as a PRP for the Pfohl Site and offered the company an opportunity to conduct or finance the on-site remedial design and action. This notice letter was also sent to 19 other PRPs. Ten of these other PRPs have agreed to perform the remedial work required by the NYSDEC. By letter dated June 1, 1992, the company notified the NYSDEC that it declined to perform such remedial work because it believed that it was not a significant contributor to the Pfohl Site. The company believes the PRPs currently involved in conducting remediation at the Pfohl Site were much larger contributors. In May 1995 the company agreed to participate in a process for allocating remedial costs at the Pfohl Site with the other PRPs. The company contributed $20,000 toward past costs, which sum is subject to that allocation process. In October 1997 the PRPs agreed upon an allocation formula under which the company would be responsible for approximately $266,000 to $418,000.

     Five actions were commenced against the company and approximately 24 other defendants in the New York State Supreme Court, Erie County (State Court) (on January 17, 1995, April 7, 1995, June 14, 1995, January 10, 1997 and October 30, 1997), by
plaintiffs who allegedly resided or worked near or recreated at the Pfohl Site in Cheektowaga, New York, claiming damages for personal injuries, wrongful death and loss of consortium allegedly caused by exposure to hazardous chemicals from the Pfohl Site. On December 12, 1997, the action commenced on October 30, 1997, was removed to the United States District Court for the Western District of New York (District Court). The plaintiffs allege that the defendants are strictly liable, and were negligent or grossly negligent, for disposing of hazardous and toxic materials at the Pfohl Site, and the plaintiffs in the State Court actions seek compensatory and punitive damages that total $103.5 million in the aggregate. The company believes that the actions against it are without merit and will defend these actions vigorously.

     On November 18, 1997, a class action was commenced in the State Court against the company and approximately 23 other defendants by plaintiffs who allegedly resided or worked near or recreated at the Pfohl Site, claiming unspecified damages for medical monitoring and surveillance services for personal injuries allegedly caused by exposure to hazardous chemicals from the Pfohl Site. This action was remanded to the District Court on December 22, 1997. The plaintiffs have moved to remand this case to the State Court and a decision is pending from the District Court. The company believes this action against it is without merit and will defend this action vigorously.

     In 1995, four actions were commenced against approximately 11 defendants, and in 1996, an action was commenced against 13 defendants, by plaintiffs who allegedly resided or worked near or recreated at the Pfohl Site for personal injuries, wrongful death, and loss of consortium allegedly caused by exposure to hazardous chemicals from the Pfohl Site. The plaintiffs allege that the defendants are strictly liable, and were negligent or grossly negligent, for disposing of hazardous and toxic materials at the Pfohl Site, and they seek compensatory and punitive damages. The company was not named as a defendant in those actions. Third-party actions were commenced in the four 1995 actions against the company and ten other third-party defendants in the District Court (two on April 27, 1995, one on June 9, 1995, and one on November 7, 1995), by third-party plaintiffs who were named as defendants in the main actions. A third-party action was commenced in the District Court on August 23, 1996, against the company and ten other third-party defendants. In each of the five actions, the third-party plaintiffs allege that the company and the other third-party defendants are liable for all or a part of any damages recovered by the plaintiffs. Recovery in those third-party actions depends on the plaintiffs recovering money damages against the third-party plaintiffs in the main actions. The company believes that the actions against it are without merit and will defend them vigorously.

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

     An RI/FS was performed at the Bern Metals/Universal Iron Site by certain of the other PRPs, and a proposed remedial action plan identifying the preferred remedy and summarizing the other alternatives considered has been issued for the site. The NYSDEC, by letter dated March 22, 1996, to the company and six of the other eight PRPs, inquired whether the company and such six other PRPs were willing to conduct or finance the design and implementation of the remedial alternative once it was selected. The NYSDEC informed the company that if the company declined to enter into negotiations with NYSDEC for such purpose, NYSDEC might remediate the Bern Metals/Universal Iron Site itself using the Hazardous Waste Remedial Fund and would seek recovery of its expense from the company. On March 29, 1996, NYSDEC issued a Record of Decision which provided for remedial action. The total cost of remediation is estimated to be $2.7 million. Without admitting any liability or responsibility and without prejudice to any defenses it might have, the company, on October 9, 1997, entered into an Order on Consent with NYSDEC and four other PRPs pursuant to which the company and such PRPs will, subject to NYSDEC approval, design the remedy for the Bern Metal/Universal Iron Site.

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

(f) By letter dated April 20, 1992, the EPA notified the company that the EPA had reason to believe that the company was a PRP for the Clinton-Bender Removal Site (Clinton-Bender Site) in Buffalo, New York. Five other PRPs have been identified by the EPA. Nine private residential lots and one commercial property at the Clinton-Bender Site were contaminated with lead, allegedly due to run-off from the adjacent Bern Metals Site. The EPA ordered the company to perform the necessary removal work at the Clinton-Bender Site and the company is remediating the site in conjunction with four other identified PRPs. The total cost of the removal actions to be performed at the Clinton-Bender Site is estimated to be $3.1 million. The removal work is substantially complete. The company and the other participating parties are seeking to recover from other PRPs, not participating in the remedial action at the Clinton-Bender Site, costs that the company and other participating parties have incurred or will incur.

(g) By letter dated February 12, 1993, NYSDEC notified the company that it had been identified as a PRP for remediation of hazardous wastes at the Booth Oil Site (Booth Oil Site) in North Tonawanda, New York. The Booth Oil Site is listed on the New York State Registry. Nineteen other PRPs were identified in the NYSDEC letter. Booth Oil Company is a waste oil re-refiner and recycler. The company had sent waste oils to Booth Oil Company for disposal as had numerous other companies in the Buffalo area. According to NYSDEC, the Booth Oil Site is contaminated with PCBs, lead, and other substances. NYSDEC has requested that the company and the other identified PRPs conduct remediation at the Booth Oil Site pursuant to an Order on Consent to be negotiated with NYSDEC. The company estimates that the present value of costs for remedial alternatives range from $8.5 million to $21.7 million. The company has been actively involved both in trying to persuade NYSDEC to name additional PRPs and in examining the process that led to the NYSDEC treatment alternatives. Other named PRPs have also been involved in these efforts. The PRPs and NYSDEC have agreed to study an alternative concept for remediation of the Booth Oil Site.

(h) On June 14, 1994, the company was served with a summons and complaint joining the company as a defendant in an action that was filed in the United States District Court for the Northern District of New York. The plaintiffs are five companies which have been required by the EPA to conduct remedial activities at the Rosen Brothers Site (Rosen Site) in the City of Cortland, New York. The Rosen Site was the location of a scrap metal processing operation and industrial waste disposal site between approximately 1971 and 1985, and it is now allegedly contaminated with hazardous substances including heavy metals, solvents and PCBs. The Rosen Site is listed on the National Priorities List and the New York State Registry. Among other claims, the plaintiffs seek contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) from the company and sixteen other defendants for the costs of complying with the EPA order to remediate the Rosen Site. The plaintiffs allege that the company was a contributor of transformers that may have contained polychlorinated biphenyls
(PCBs).  Liability under CERCLA may be joint and several.

     By letter dated August 16, 1994, the EPA notified the company that the EPA had reason to believe that the company was a PRP for the Rosen Site and requested that the company participate in the RI/FS then being prepared for the Rosen Site by the other named PRPs. By letter dated October 20, 1994, the company declined to participate in this study because it believed that no facts had been established showing that it was responsible for any contamination at the Rosen Site. The EPA has selected a remedy for the Rosen Site estimated to cost $4.3 million. The plaintiffs have allegedly spent approximately $3 million in response costs.

     The company received an administrative order from the EPA on March 11, 1998, ordering the company and 15 other parties to perform certain removal actions at the Rosen Site. The total cost of these removal actions is estimated to be between $450,000 and $600,000.

(i) The company responded on October 3, 1995, to a request for information by the EPA concerning alleged disposal of PCBs at facilities owned or operated by PCB Treatment, Inc. in Kansas City, Kansas and Kansas City, Missouri. On September 27, 1996, the company entered into an Order on Consent with the EPA under which the company and at least nine other companies will perform the first phase of remedial activity, a Removal Site Evaluation and Engineering Evaluation/Cost Analysis, at the two facilities operated by PCB Treatment, Inc. The cost to the company of its obligations under this Order on Consent is not expected to exceed $96,000. By letter dated September 16, 1997, the EPA notified 1,251 entities, including the company, of their potential liability at the two facilities and informed the recipients of additional response activities, which the recipients may be asked to perform or finance at a later date.

(j) Ten purported class action lawsuits were commenced against the company and some or all of its directors in the New York State Supreme Court (Broome County, New York County, Kings County and Tompkins County) on or about July 16, 1997, and various dates thereafter through August 1997. The lawsuits allege, among other things, that the plaintiffs are being deprived of the opportunity to realize the full value of their investment in the company as a result of the defendants' failure to fulfill their fiduciary duties and seek to maximize shareholder value in light of the offer by CalEnergy Company, Inc. (CalEnergy) to negotiate a transaction by which CalEnergy would acquire all outstanding shares of the company's common stock for $27.50 per share. The lawsuits seek generally, among other things, injunctive and declaratory relief requiring the defendants to fulfill their fiduciary duties to maximize shareholder value, and as to certain of the actions, damages. On October 23, 1997, a Consolidated Amended and Supplemental Class Action Complaint in the New York State Supreme Court (New York County) was served on the company and all of its directors. The lawsuit consolidates, amends and supplements the ten purported class action lawsuits and incorporates claims from the federal action described in the next paragraph.

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

     The company and counsel for the plaintiffs have agreed to settle and dismiss the lawsuits referred to in the two immediately preceding paragraphs on terms that do not include the payment of any money to the purported class plaintiffs. The company has agreed not to oppose a petition for fees and expenses by counsel for the purported class in an amount not to exceed $275,000 and to pay up to that amount as awarded by the court.

Item 4.  Submission of matters to a vote of security holders -
         Not applicable.

                            * * * * * * * * * *

Executive officers of the Registrant

                                    Positions, offices and
                                    business experience -
  Name                Age            January 1993 to date

Wesley W. von Schack   53   Chairman, President and Chief Execu-
                            tive Officer, September 1996 to date;
                            Chairman, President, Chief Executive
                            Officer and a Director of DQE, Inc.
                            and Duquesne Light Company to August
                            1996.

Michael I. German      47   Executive Vice President, May 1997 to
                            date; Senior Vice President-Gas
                            Business Unit, December 1994 to May
                            1997; Senior Vice President, American
                            Gas Association, Arlington, Virginia,
                            to December 1994.

Gerald E. Putman       47   Senior Vice President-Economic
                            Development and Public Policy, May
                            1997 to date; Senior Vice President-
                            Customer Service Business Unit,
                            January 1995 to May 1997; Vice
                            President-Fuel Supply and Operation
                            Services, May 1993 to January 1995;
                            Vice President-East Region Electric,
                            to May 1993.

Sherwood J. Rafferty   50   Senior Vice President and Chief
                            Financial Officer, February 1996 to
                            date; Vice President and Treasurer,
                            to February 1996.

Jeffrey K. Smith       49   Senior Vice President-Corporate
                            Development, May 1997 to date; Vice
                            President-Generation, January 1995 to
                            May 1997; Executive Assistant to the
                            Chairman, President and Chief
                            Executive Officer, February 1994 to
                            January 1995; Assistant to the Senior
                            Vice President-Electric Business
                            Unit, to February 1994.

Ralph R. Tedesco       44   Senior Vice President-Customer
                            Service Business Unit, May 1997 to
                            date; Vice President-Strategic Growth
                            Business Unit, February 1994 to May
                            1997; Executive Assistant to the
                            Chairman, President and Chief
                            Executive Officer, to February 1994.

                                    Positions, offices and
                                    business experience -
  Name                Age            January 1993 to date

Daniel W. Farley       42   Vice President and Secretary.

Gary L. Sickles        48   Vice President-Generation, May 1997
                            to date; Manager Plant Operations-
                            Corporate, February 1994 to May 1997;
                            Station Manager-Central, to February
                            1994.

Gary J. Turton         50   Vice President and Controller,
                            February 1996 to date; Controller,
                            December 1994 to February 1996;
                            Assistant Controller, to December
                            1994.

Denis E. Wickham       49   Vice President-Electric Resource
                            Planning.

Robert D. Kump         36   Treasurer, February 1996 to date;
                            Director of Financial Services,
                            February 1995 to February 1996;
                            Manager-Investor Relations, October
                            1993 to February 1995; Specialist-
                            Investor Relations, to October 1993.

     The company has entered into an agreement with Wesley W. von Schack which provides for his employment as Chairman, President and Chief Executive Officer of the company for a term ending on September 8, 2000. The company also entered into an agreement with Michael I. German which provides for his employment as Executive Vice President of the company for a term ending on February 28, 2001. Both agreements provide for automatic one-year extensions unless either party to an agreement gives notice that such agreement is not to be extended.

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


                                  PART II

Item 5. Market for Registrant's common equity and related stockholder matters

     See Note 6 and Note 13 to the Consolidated Financial
Statements.

Item 6. Selected financial data


                   1997         1996        1995        1994         1993
------------------------------------------------------------------------------
                             (Thousands - except per share amounts)

Operating
revenues        $2,129,989   $2,067,532  $2,017,228  $1,898,855  $1,800,149

Net income        $184,553(1)  $178,241(2) $196,690    $187,645(3) $166,028(4)

Earnings per share   $2.57(1)     $2.37(2)    $2.49       $2.37(3)    $2.08(4)

Dividends paid
per share            $1.40        $1.40       $1.40       $2.00       $2.18

Average shares
outstanding         68,153       71,127      71,503      71,254      69,990

Book value per share
of common stock
(year end)          $26.71       $25.41      $24.38      $23.28      $22.89

Interest
charges, net      $123,199     $122,729    $129,567    $136,092    $141,099

Depreciation and
amortization      $198,559     $189,401    $184,770    $178,326    $164,568

Other taxes       $206,446     $206,715    $210,910    $210,729    $204,962

Capital
expenditures      $123,907     $214,815    $164,301    $248,221    $267,838

Total assets    $5,028,681   $5,059,681  $5,114,331  $5,230,685  $5,287,958

Long-term
obligations,
capital leases
and redeemable
preferred stock $1,475,224   $1,505,814  $1,606,448  $1,776,081  $1,755,629



(1) Includes the effect of fees related to an unsolicited tender offer that decreased net income by $17 million and decreased earnings per share by 24 cents.

(2) Includes the effect of the writedown of the investment in EnerSoft Corporation that decreased net income by $10 million and earnings per share by 14 cents.

(3) Includes the effect of the 1993 production-cost penalty that decreased net income by $8 million and decreased earnings per share by 12 cents.

(4) Includes the effect of restructuring expenses that decreased net income by $17 million and decreased earnings per share by 25 cents.

Item 7. Management's discussion and analysis of financial condition and results of operations

Liquidity and Capital Resources


Competitive Conditions

     A major focus of the company during 1997 was the restructuring of the electric utility industry. The transition to a competitive electricity market and other significant changes will shape the future of the company's electric, natural gas and energy services businesses and provide a base for increasing shareholder value.

Electric Industry

     The PSC issued an Order in its Competitive Opportunities Proceeding in May 1996, increasing the pace of change for the state's electric industry. The overall objective of this proceeding, which began in August 1994, was to identify regulatory and ratemaking practices to guide the transition to a more competitive electric industry. The company filed its proposed restructuring plan with the PSC in October 1997.

Restructuring Plan: The PSC approved the company's restructuring plan, with minor modifications, in January 1998. It will save customers an estimated $725 million by the end of the settlement period. It will eliminate a 7% increase in electricity prices previously approved by the PSC. Prices will be reduced 5% in each of the next five years for eligible industrial, commercial and public authority customers who are heavy users of electricity. The plan will cap overall average prices for all other customers for four years and reduce their prices an additional 5% at the beginning of the fifth year. All of the company's retail customers will be able to begin choosing their electricity supplier by August 1, 1999.

     The restructuring plan allows for the formation of a holding company, provides for the auction of the company's seven coal-fired generating stations and completion of the auction transactions by August 1, 1999, and allows the company to put up for sale its 18% interest in NMP2. The restructuring plan also provides a reasonable opportunity for the company to recover all prudently incurred investments made in the past.

     The company believes that under the restructuring plan its electric and natural gas delivery business will continue to meet the criteria of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. Upon the PSC's approval of the company's restructuring plan in January 1998 the company's coal-fired generation business discontinued application of Statement 71 and applied Statement of Financial Accounting Standards No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71. The application of Statement 101 to that business did not affect the company's financial position or results of operations because any above-market generation costs will be recovered by the regulated electric and natural gas delivery business.

Holding Company Structure: Subject to the receipt of necessary approvals, the company will form a holding company. Subsidiaries under the holding company will include an electric and natural gas delivery company, a generation company and an energy services company. The electric and natural gas delivery company will be a regulated utility transmitting and delivering electricity, transporting and delivering natural gas, and generating electricity from its nuclear and hydroelectric stations. The generation company will produce electricity from its coal-fired stations. The energy services company will conduct activities such as providing energy, financial and environmental services.

     Applications for the necessary approvals for the formation of a holding company were made to the FERC, the SEC and the NRC. The FERC approved the company's application in December 1997 and the SEC and the NRC approved the company's applications in March 1998.

     At the 1998 Annual Meeting, shareholders will vote on a plan of share exchange, pursuant to which, all of the outstanding shares of the company's common stock will be exchanged on a share-for-share basis for the common stock of the holding company.

Generation Business: The company, on February 11, 1998, transferred its seven coal-fired generating stations to its generation subsidiary and commenced transferring associated assets and liabilities (collectively, the generation assets) to such subsidiary. The company will conduct an auction of the generation assets and complete the auction process by August 1, 1999. A company affiliate is permitted to participate as a bidder on some or all of the generation assets. Any shortfall between the auction proceeds, net of taxes, and the book value of the generation assets, less funded deferred taxes, will be recovered by the regulated portion of the company through a competitive transition charge.

Petition to the FERC on NUGs: The company continues to seek ways to terminate or renegotiate existing onerous NUG contracts that it was ordered to sign, and thus reduce its NUG overpayment burdens. NUG power purchases, including termination costs, totaled $324 million in 1997, and the company estimates that those purchases will total $340 million in 1998, $348 million in 1999 and $356 million in 2000.

     The company petitioned the FERC in February 1995, asking for relief from having to pay approximately $2 billion more than its avoided costs for power purchased over the term of two NUG contracts. The FERC denied that petition in April 1995 and denied the company's subsequent request for a rehearing. The company believes that the overpayments under the two contracts violate the Public Utility Regulatory Policies Act of 1978.

     The company petitioned the United States Court of Appeals for the District of Columbia in June 1995 to review the FERC's decision. The Court of Appeals issued a decision in July 1997 stating that it lacks jurisdiction to rule on the company's appeal of the FERC's refusal to modify the power purchase contracts. The Court of Appeals said the company may pursue its claim in the United States District Court.

     The company commenced an action in the United States District Court for the Northern District of New York in August 1997. The complaint asks the District Court to either reform the two NUG contracts by reducing the price the company must pay for electricity under the two contracts, or send the matter back to the FERC or to the PSC with direction that they modify such contracts. The complaint also seeks restitution of all monies paid above the company's avoided costs.

FERC Orders 888 and 889: The FERC issued Orders 888 and 889 in April 1996, adopting final rules to facilitate the development of competitive wholesale electricity markets by opening up transmission services and to address the resulting stranded costs. In subsequent orders the FERC generally affirmed Orders 888 and 889. Various parties, including the company, have filed petitions for review of these orders with the United States Courts of Appeals in various circuits.

     In Order 888 the FERC directed all public utilities to file a compliance open-access transmission tariff on or before July 9, 1996. In Order 888-A the FERC directed all public utilities to file a revised compliance tariff by July 14, 1997. The FERC has approved the company's transmission tariffs.

     Under the compliance tariff, the company must offer transmission service to its wholesale customers on terms comparable to those it applies to itself, and offer and/or provide certain ancillary services.

     The FERC accepted, in February 1997, a compliance filing of the New York Power Pool, of which the company is a member, in response to Order 888. NYPP members submitted additional filings to the FERC in 1997 proposing the restructuring of the NYPP by establishing an ISO, a Power Exchange and a New York State Reliability Council. NYPP members have requested FERC approval of the proposed market structure so that an ISO can be in place in 1998. The company is unable to predict the outcome of these filings and their ultimate effect on the company's financial position or results of operations.
Natural Gas Industry

     The company's natural gas business continues to grow and build on its successes of recent years. During 1997 the company added new franchises, completed the expansion of its Seneca Lake Storage Project and signed an agreement with Central Maine Power Company to form a jointly-owned natural gas distribution company to serve Maine and New Hampshire customers by the end of 1998.

New Franchises: The company is moving forward with its plans to increase its natural gas business through the expansion of natural gas service in existing franchise areas and the acquisition of new franchises. A total of 10 new franchises were approved by the PSC during 1997. The company began construction of a 14-mile natural gas pipeline in September 1997 to extend service into Lewis County, New York. The company began serving four large customers in December 1997. The company is also expanding its distribution systems in Cobleskill and the Plattsburgh area, building from two large pipelines completed in December 1996.

Seneca Lake Storage Project: The company's Seneca Lake Storage Project, consisting of a natural gas storage cavern, a compressor station and two natural gas transmission pipelines, began service in December 1996. The facility is located north of Watkins Glen on the west side of Seneca Lake. The project's primary purposes are to ensure an adequate natural gas supply to customers and to support economic growth in southern and central New York. The project has also allowed the company to increase supply flexibility and retire two inefficient and expensive propane plants, and will eventually reduce pipeline demand charges.

     The company received approval from the PSC in May 1997 for an expansion of the project's compressor station. The expansion, which increased the cavern's working gas storage capacity from 800 million to 1.45 billion cubic feet of natural gas and the compressor station's deliverability from 80,000 to 145,000 dekatherms per day, will allow for growth in the company's wholesale natural gas business through the sale of storage capacity. The FERC, in October 1997, approved the company's January 1997 application to provide short-term firm and interruptible storage service in interstate commerce at market-based rates. The expansion began commercial operation on November 1, 1997.

Joint Venture with Central Maine Power Company: The company and CMP signed an agreement in November 1997 to form a jointly-owned company to distribute natural gas to Maine and New Hampshire customers in areas not currently served by a natural gas utility. The company anticipates that construction will begin in the summer of 1998, with initial service to customers by the end of 1998. Various regulatory approvals are required before the joint venture can operate a new gas distribution service. The opportunity for new retail distribution of natural gas also depends on other parties' involvement. Either of two new natural gas pipelines from Canada, the proposals for which are currently under federal and state regulatory review, must be completed.

Role of Local Distribution Companies: The PSC Staff issued for comment in September 1997 its position paper regarding the role of natural gas local distribution companies in the sale of natural gas in New York State. The PSC Staff recommends five years for LDCs to transition from being both sellers and distributors of natural gas to being only distributors. The company filed comments in November 1997 opposing the PSC Staff's position. Reply comments to the positions of other parties were filed in December 1997. Further proceedings are at the discretion of the PSC.


Accounting Issues

Statement 71: During 1997 the FASB's Emerging Issues Task Force issued guidance related to the continued application of Statement 71 during the electric utility industry's transition to competition. Accordingly, upon PSC approval of the company's restructuring plan in January 1998, the company's coal-fired generation business discontinued application of Statement 71 and applied Statement 101. The application of Statement 101 to that business did not affect the company's financial position or results of operations because any above-market generation costs will be recovered by the regulated portion of the company.

     Although the company believes it will continue to meet the criteria of Statement 71 for its regulated operations, it cannot predict what effect a competitive market or future PSC actions will have on its ability to continue to do so. If the company could no longer meet the criteria of Statement 71 for all or a separable part of its regulated business, the company may have to record as expense or revenue certain regulatory assets and regulatory liabilities and may have to record as a loss the amount for power purchase contracts with NUGs that is above the estimated competitive market price of power. These items are currently recovered in rates.

     The company had $581 million and $604 million, respectively, of regulatory assets, and $261 million and $269 million, respectively, of regulatory liabilities on its balance sheets at December 31, 1997 and 1996. The company also had power purchase contracts with NUGs that, on a present value basis, are more than $1.5 billion above the estimated competitive market price of power at December 31, 1997.

Statement 130:   The FASB issued Statement of Financial
Accounting Standards No. 130, Reporting Comprehensive Income, in June 1997. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The company will adopt Statement 130 in the first quarter of 1998. This adoption is not expected to have a material effect on the company's financial position or results of operations.


Energy Services

     The company makes investments through its subsidiary, NGE
Enterprises, Inc., in providers of energy, financial and environmental services.

     XENERGY, Inc. is an energy services, information systems and energy consulting company serving utilities, governmental agencies and end-use energy consumers. XENERGY's 1997 revenues were comparable to revenues for 1996, and are expected to grow in 1998.

     XENERGY has been successful in securing customers under pilot programs for retail electricity competition. Building on the experience it has gained through participation in such programs in Massachusetts and New Hampshire since 1996, and its leadership in the energy management business, XENERGY has been named buyer's agent for two aggregation groups that will begin purchasing electricity in competitive markets in 1998. XENERGY believes that its role as a buyer's agent for these aggregated groups will be a model for the way companies will buy lower-cost power in a restructured electricity market.

     During 1996 it was determined that EnerSoft Corporation, a computer software and real-time information and trading systems company, no longer fit the company's strategic focus. As a result, the company took a $10 million (14 cents per share) charge against earnings in 1996 to write down NGE's investment in EnerSoft, and exited that business in December 1996.

     The company's net investment in NGE was $20 million, $17 million and $34 million as of December 31, 1997, 1996 and 1995, respectively. Net losses related to NGE were $4 million, $21 million and $12 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Rate Matters

Electric Rate Settlement

     The company's restructuring plan, with minor modifications, was approved by the PSC in January 1998, and is effective for a five-year period. (See Restructuring Plan.) The restructuring plan supersedes the company's previous three-year electric rate settlement agreement, which was to expire on July 31, 1998.

     The restructuring plan, in addition to the key elements described earlier, includes a 12% return on equity cap and a 9% floor, exclusive of any common stock repurchases, during each of the five years of the restructuring plan and the ability to accelerate depreciation and amortization of certain assets. Customers will receive any net savings realized from securitization legislation, reductions in the gross receipts tax and 80% of NUG contract cost savings that result from contract termination or restructuring. There will be no fuel adjustment clause, no sharing of flexible rate discounts and only a limited opportunity for uncontrollable cost recovery for the next five years.

Natural Gas Rate Settlement

     The company's natural gas rate settlement agreement, which was authorized by the PSC in December 1995, freezes natural gas prices from December 15, 1995, until July 31, 1998. The company is currently negotiating with the PSC Staff and others to set rates for the next four years.

     An earnings sharing mechanism in the natural gas agreement provides that the average of the earned equity returns, exclusive of service quality awards or penalties, will be determined for the three years, and half of the three-year average of net earnings in excess of 14%, if any, will be reserved for customers.

     The natural gas agreement eliminated, effective August 1, 1995, the gas adjustment clause and the weather normalization clause, which were used to collect from, or refund to, customers, amounts resulting from changes in the cost of purchased natural gas and the effect of unusually warm or cold weather on natural gas sales. The company uses risk management techniques such as natural gas future and option contracts to manage the company's exposure to fluctuations in natural gas commodity prices. Such contracts allow the company to fix margins on sales of natural gas generally forecasted to occur over the next 18 months. The cost or benefit of natural gas future and option contracts is included in the commodity cost when the related sales commitments are fulfilled. Gains and losses resulting from the use of those contracts for 1997 and 1996 were not material to the company's financial position or results of operations. The company does not hold or issue financial instruments for trading or speculative purposes.

Environmental Matters

     The company continually assesses actions needed to comply with changing environmental laws and regulations. Any additional compliance programs will require changes in the company's operations and facilities and may increase the cost of electric and natural gas service.

     The Clean Air Act Amendments of 1990 limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. The EPA allocates annual sulfur dioxide allowances to each of the company's coal-fired generating stations based on statutory emissions limits. A sulfur dioxide allowance represents an authorization to emit one ton of sulfur dioxide during or after a specified calendar year.

     The company estimates that it will have sulfur dioxide allowances in excess of the affected coal-fired generating stations' actual emissions during Phase I, which began in January 1995. The company's present strategy is to bank excess sulfur dioxide allowances for use in later years. It is estimated that the company will meet Phase II, which begins January 1, 2000, emissions requirements through the year 2004, by using sulfur dioxide allowances banked during Phase I together with the company's Phase II annual sulfur dioxide allowances. This strategy could be modified due to changes in market or business conditions, or the outcome of the company's auction of its coal-fired generating stations.


Investing and Financing Activities

Investing Activities

     Capital expenditures for the company's electric and natural gas businesses, including nuclear fuel and AFDC, totaled $124 million in 1997, $215 million in 1996 and $164 million in 1995. Expenditures in those three years, which were financed entirely with internally generated funds, were primarily for the extension of service, the Seneca Lake Storage Project, necessary improvements to existing facilities and compliance with environmental requirements.

     Capital expenditures, including nuclear fuel and AFDC, projected for 1998, 1999 and 2000 are $134 million, $152 million and $146 million, respectively, and are expected to be financed entirely with internally generated funds.

     In accordance with the terms of certain benefit trust agreements, the company deposited $52 million into external trust funds in July 1997. Those agreements cover employee severance agreements, certain employee and director retirement plans and certain other employee and director plans. The obligation to make such deposits arose as a result of an unsolicited tender offer to acquire the company. The company will be able to withdraw the funds by the end of the third quarter of 1998.

Financing Activities

     The company's current capital structure provides it with the flexibility required to compete in a competitive energy market.

     In June 1997 the company completed a four million share common stock repurchase program that was initiated in September 1996. Common stock equity was reduced by $47 million and $40 million in 1997 and 1996, respectively, as a result of those repurchases.

     The company's other financing-related activities during 1997 consisted of:

  - The repayment, at maturity, of $25 million of 5 5/8% Series first mortgage bonds on January 1, 1997.

  - The redemption, at par, of the remaining $23 million of 9 7/8% Series first mortgage bonds, due February 1, 2020, pursuant to a sinking fund provision in the company's mortgage indenture.

  - The repayment, at maturity, of $25 million of 6 1/4% Series first mortgage bonds on September 1, 1997.

  - The repayment of approximately $71 million of commercial paper.

     The PSC authorized the continuation of the company's advanced approval of financings in February 1998. That authorization covers issuances of long-term debt, preferred stock, common stock, renegotiation or amendments to the revolving credit agreement, and authorization to enter into derivative or other risk management transactions with respect to current or future financings. The PSC also authorized the company to repurchase up to $300 million of common stock. The company initiated a common stock repurchase program in February 1998.

     The company uses short-term, unsecured notes, usually commercial paper, to finance certain refundings and for other corporate purposes. There was $58 million and $129 million of commercial paper outstanding at December 31, 1997 and 1996, respectively, at weighted average interest rates of 6.3% and 5.8%, respectively.

     The company also has a revolving credit agreement with certain banks that provides for borrowing up to $200 million until December 31, 2001. There were no amounts outstanding under this agreement during 1997 or 1996.

Forward-Looking Statements

     This Form 10-K contains certain forward-looking statements that are based upon management's current expectations and information currently available and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such statements. Whenever used in this report, the words "anticipate," "believe," "estimate," "expect," "project," or similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, regulatory developments; the rapidly changing and increasingly competitive electric and natural gas utility markets; the ability to obtain adequate and timely rate relief; cost recovery, including the potential effect of stranded costs; legal or administrative proceedings; business conditions; technological developments; changes in the cost or availability of capital; labor developments; nuclear or environmental incidents; factors affecting the utility industry in general, such as deregulation and unbundling of energy services; weather conditions; changes in fuel supply or cost; and other considerations that may be disclosed from time to time in the company's publicly disseminated documents and filings. The company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


Computer Software Changes for the Year 2000

     Many of the company's computer systems must be modified due to certain programming limitations in recognizing dates beyond the year 1999. The company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operating systems. The company has established a process for evaluating and, where necessary, correcting any programming limitations. Costs associated with this process are estimated to total $13 million, of which $4 million had been incurred through December 31, 1997. It is expected that the process will be completed by June 1999. The company believes its process will properly address this issue and prevent any adverse financial or operational effects.

Results of Operations
                                                                 1997    1996
                                                                 over    over
                                                                 1996    1995
                               1997        1996         1995    Change  Change
                           (Thousands, except per share amounts)
Total Operating Revenues   $2,129,989   $2,067,532   $2,017,228    3%      2%
Operating Income             $442,668     $457,543     $472,144   (3%)    (3%)
Earnings Available for
  Common Stock               $175,211     $168,711     $177,969    4%     (5%)
Average Shares Outstanding     68,153       71,127       71,503   (4%)    (1%)
Earnings Per Share              $2.57        $2.37        $2.49    8%     (5%)
Earnings Per Share Excluding
  Certain Charges               $2.81        $2.51        $2.49   12%      1%
Dividends Per Share             $1.40        $1.40        $1.40    -       -


Earnings per Share

     Earnings per share for 1997 were 20 cents higher than for 1996. An increase in electric wholesale deliveries added 16 cents, lower costs of natural gas purchased added 15 cents and a reduction in the number of common shares outstanding added 11 cents to earnings per share in 1997. In 1996 a charge of 14 cents per share was recorded by NGE Enterprises, Inc. to write down an investment in EnerSoft Corporation. Those increases were partially offset by a charge in 1997 of 24 cents per share for fees related to an unsolicited tender offer, and the price of NUG power that decreased earnings 13 cents per share.

     Earnings per share for 1996 were 12 cents lower than 1995 earnings per share. Without a charge of 14 cents per share to write down an investment in EnerSoft Corporation, 1996 earnings per share would have been two cents higher than the prior year. Higher electric and natural gas retail deliveries, mainly due to a combination of cold weather in the first quarter of 1996 and additional customers, added five cents per share to earnings. Lower interest charges in 1996 added nine cents per share to earnings and a reduction in preferred stock dividends, primarily due to the redemption of $100 million of 8.95% preferred stock, net of related interest expense on commercial paper, added 10 cents per share to earnings. Earnings per share were reduced 15 cents primarily due to increases in mandated purchases of power from NUGs. Higher operating costs further decreased earnings six cents per share.

Interest Expense

     Interest expense, before the reduction for allowance for borrowed funds used during construction, decreased $1 million in 1997 and $6 million in 1996. Both decreases were primarily the result of the retirement of certain issues of long-term debt.

Operating Results for the Electric Business Segment
                                                                 1997    1996
                                                                 over    over
                                                                 1996    1995
                               1997        1996         1995    Change  Change
                                        (Thousands)
Retail Deliveries -
  Megawatt-hours                13,238      13,216       13,093    -       1%
Operating Revenues          $1,792,164  $1,723,147   $1,708,297    4%      1%
Operating Expenses          $1,411,820  $1,322,885   $1,286,969    7%      3%
Operating Income              $380,344    $400,262     $421,328   (5%)    (5%)


     Electric retail deliveries were flat for 1997 compared to 1996.

     Electric retail deliveries increased in 1996 primarily because of cold weather in the first quarter and additional customers.

Operating Revenues: Electric operating revenues for 1997 increased $69 million over 1996 due to a $70 million increase in wholesale deliveries.

     The $15 million increase in electric operating revenues for 1996 was primarily due to higher retail deliveries, which added $14 million to revenues. An increase in wholesale deliveries added $12 million to revenues and changes in prices effective August 1995, net of the effect of eliminating the fuel adjustment clause, added $6 million to revenues. Those increases were partially offset by an increase in regulatory deferrals of $21 million.

Operating Expenses: Electric operating expenses increased $89 million in 1997 primarily due to a $49 million increase in electricity purchased, due to purchases for wholesale deliveries and the price of NUG power, a $19 million increase in operating costs, primarily due to fees related to an unsolicited tender offer, and an $11 million increase in fuel costs, due to increased electric generation.

     Electric operating expenses rose $36 million in 1996. Electricity purchases, mostly required purchases from NUGs, increased operating expenses $42 million. That increase was partially offset by an $8 million decrease in fuel used in electric generation.

       Operating Results for the Natural Gas Business Segment
                                                                 1997    1996
                                                                 over    over
                                                                 1996    1995
                               1997        1996         1995    Change  Change
                                        (Thousands)
Retail Deliveries -
  Dekatherms                    59,324      61,542       58,535   (4%)     5%
Operating Revenues            $337,825    $344,385     $308,931   (2%)    11%
Operating Expenses            $275,501    $287,104     $258,115   (4%)    11%
Operating Income               $62,324     $57,281      $50,816    9%     13%


     Natural gas deliveries decreased in 1997 primarily due to one low-margin customer that closed its cogeneration plant.
Excluding the loss of that customer, natural gas deliveries increased 2%.

     Natural gas deliveries increased in 1996 due to a combination of cold weather in the first quarter and additional customers.

Operating Revenues: The $7 million decrease in natural gas operating revenues for 1997 was primarily due to lower retail deliveries that reduced revenues $12 million and a $3 million decrease in other revenues. Those decreases were partially offset by a more favorable sales mix that added $9 million to revenues.

     Natural gas operating revenues for 1996 increased $35 million over 1995 revenues. A change in rate structure effective December 1995 and changes in rates effective August 1995 added
$20 million to revenues.   Higher retail deliveries added $9
million to revenues and an increase in transportation of customer-owned gas added $4 million to revenues for the year.

Operating Expenses: Natural gas operating expenses decreased $12 million in 1997 due to a decrease in the cost of natural gas purchased of $16 million, partially offset by an increase in operating costs of $3 million that was primarily for fees related to an unsolicited tender offer.

     Comparing 1996 to 1995, natural gas operating expenses rose $29 million. An increase in natural gas purchased, due to higher commodity costs and higher deliveries, added $23 million and an increase in certain operating costs added $5 million to expenses.



Item 7A. Quantitative and qualitative disclosure about market risk.


         Not applicable

Item 8.  Financial statements and supplementary data


                   New York State Electric & Gas Corporation
                       Consolidated Statements of Income



Year Ended December 31                         1997       1996       1995
----------------------------------------------------------------------------
                                       (Thousands, except per share amounts)

Operating Revenues
  Electric  . . . . . . . . . . . . . . . $1,792,164 $1,723,147 $1,708,297
  Natural gas . . . . . . . . . . . . . .    337,825    344,385    308,931
                                           ---------- ---------- ----------
    Total Operating Revenues. . . . . . .  2,129,989  2,067,532  2,017,228
                                           ---------- ---------- ----------
Operating Expenses
  Fuel used in electric generation. . . .    233,180    222,102    229,759
  Electricity purchased . . . . . . . . .    409,883    360,753    318,440
  Natural gas purchased . . . . . . . . .    164,661    180,866    157,476
  Other operating expenses. . . . . . . .    364,219    342,455    326,922
  Maintenance . . . . . . . . . . . . . .    110,373    107,697    116,807
  Depreciation and amortization . . . . .    198,559    189,401    184,770
  Other taxes . . . . . . . . . . . . . .    206,446    206,715    210,910
                                           ---------- ---------- ----------
    Total Operating Expenses. . . . . . .  1,687,321  1,609,989  1,545,084
                                           ---------- ---------- ----------
Operating Income. . . . . . . . . . . . .    442,668    457,543    472,144
Interest Charges, Net . . . . . . . . . .    123,199    122,729    129,567
Other Income and Deductions . . . . . . .     17,203     48,630     30,023
                                           ---------- ---------- ----------
Income Before Federal Income Taxes. . . .    302,266    286,184    312,554
Federal Income Taxes. . . . . . . . . . .    117,713    107,943    115,864
                                           ---------- ---------- ----------
Net Income. . . . . . . . . . . . . . . .    184,553    178,241    196,690
Preferred Stock Dividends . . . . . . . .      9,342      9,530     18,721
                                           ---------- ---------- ----------
Earnings Available for Common Stock . . .   $175,211   $168,711   $177,969
                                           ========== ========== ==========
Earnings Per Share. . . . . . . . . . . .      $2.57      $2.37      $2.49
Average Shares Outstanding. . . . . . . .     68,153     71,127     71,503














The notes on pages 38 through 55 are an integral part of the financial statements.

New York State Electric & G              as Corporation
Consolidated Balance Sheets

December 31                                                 1997       1996
------------------------------------------------------------------------------
                                                               (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .     $8,168      $8,253
 Special deposits . . . . . . . . . . . . . . . . . . .      3,170      31,364
 Accounts receivable, net . . . . . . . . . . . . . . .    189,008     189,043
 Fuel, at average cost. . . . . . . . . . . . . . . . .     43,706      36,472
 Materials and supplies, at average cost. . . . . . . .     41,561      43,044
 Prepayments. . . . . . . . . . . . . . . . . . . . . .     68,452      47,169
 Accumulated deferred federal income
    tax benefits, net . . . . . . . . . . . . . . . . .      2,148       3,424
                                                        ----------  ----------

   Total Current Assets . . . . . . . . . . . . . . . .    356,213     358,769

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  5,234,725   5,177,365
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    576,683     529,023
 Common . . . . . . . . . . . . . . . . . . . . . . . .    152,034     151,290
                                                        ----------  ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5,963,442   5,857,678
 Less accumulated depreciation. . . . . . . . . . . . .  2,093,274   1,933,599
                                                        ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . .  3,870,168   3,924,079
 Construction work in progress. . . . . . . . . . . . .     52,104      58,285
                                                        ----------  ----------
   Total Utility Plant. . . . . . . . . . . . . . . . .  3,922,272   3,982,364

Other Property and Investments, Net . . . . . . . . . .    143,449      99,221

Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .    243,129     269,767
  Environmental remediation costs . . . . . . . . . . .     82,900      32,100
  Unamortized debt expense. . . . . . . . . . . . . . .     76,418      80,745
  Demand-side management program costs. . . . . . . . .     64,466      71,425
  Other . . . . . . . . . . . . . . . . . . . . . . . .    113,637     149,561
                                                        ----------   ---------
 Total regulatory assets. . . . . . . . . . . . . . . .    580,550     603,598

 Other assets . . . . . . . . . . . . . . . . . . . . .     26,197      15,729
                                                        ----------  ----------
   Total Regulatory and Other Assets. . . . . . . . . .    606,747     619,327
                                                        ----------  ----------
   Total Assets . . . . . . . . . . . . . . . . . . . . $5,028,681  $5,059,681
                                                        ==========  ==========




The notes on pages 38 through 55 are an integral part of the financial statements.

New York State                           Electric & Gas Corporation
Consolidated Ba                   lance Sheets

December 31                                                  1997       1996
------------------------------------------------------------------------------
                                                               (Thousands)
Liabilities

Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .     $38,240    $83,488
 Commercial paper . . . . . . . . . . . . . . . . . . .      58,000    129,300
 Accounts payable and accrued liabilities . . . . . . .     124,981    121,123
 Interest accrued . . . . . . . . . . . . . . . . . . .      20,500     22,195
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .       6,146       -
 Other. . . . . . . . . . . . . . . . . . . . . . . . .      79,631     71,324
                                                         ---------- ----------
   Total Current Liabilities. . . . . . . . . . . . . .     327,498    427,430

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes - unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .      99,126    109,065
  Deferred income taxes . . . . . . . . . . . . . . . .      81,986     94,004
  Other . . . . . . . . . . . . . . . . . . . . . . . .      79,709     65,471
                                                         ---------- ----------
 Total regulatory liabilities . . . . . . . . . . . . .     260,821    268,540

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .     753,722    751,553
  Other postretirement benefits . . . . . . . . . . . .     117,760     95,195
  Environmental remediation costs . . . . . . . . . . .      82,900     32,100
  Other . . . . . . . . . . . . . . . . . . . . . . . .      73,021     74,627
                                                         ---------- ----------
 Total other liabilities  . . . . . . . . . . . . . . .   1,027,403    953,475

 Long-term debt . . . . . . . . . . . . . . . . . . . .   1,450,224  1,480,814
                                                         ---------- ----------
   Total Liabilities. . . . . . . . . . . . . . . . . .   3,065,946  3,130,259

Commitments . . . . . . . . . . . . . . . . . . . . . .        -          -
Preferred Stock Redeemable Solely at the
  Option of the Company . . . . . . . . . . . . . . . .     134,440    134,440
Preferred Stock Subject to Mandatory
  Redemption Requirements . . . . . . . . . . . . . . .      25,000     25,000

Common Stock Equity
 Common stock ($6.66 2/3 par value, 90,000 shares
  authorized and 67,508 and 69,670 shares outstanding
  at December 31, 1997 and 1996, respectively). . . . .     462,250    464,469
 Capital in excess of par value . . . . . . . . . . . .     811,648    816,384
 Retained earnings. . . . . . . . . . . . . . . . . . .     568,844    489,129
 Treasury stock, at cost (1,829 shares) . . . . . . . .     (39,447)      -
                                                         ---------- ----------
   Total Common Stock Equity. . . . . . . . . . . . . .   1,803,295  1,769,982
                                                         ---------- ----------
   Total Liabilities and Stockholders' Equity . . . . .  $5,028,681 $5,059,681
                                                         ========== ==========

The notes on pages 38 through 55 are an integral part of the financial statements.

New York State Electric & Gas Corporation
        Consolidated Statements of Cash Flows

Year Ended December 31                                1997     1996     1995
------------------------------------------------------------------------------
                                                           (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . . $184,553 $178,241 $196,690
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . . .  198,559  189,401  184,770
   Deferred fuel and purchased gas. . . . . . . . .    1,313    1,066   15,022
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .    5,884   28,928   52,362
 Changes in current operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . .       35    6,791  (40,169)
   Inventory. . . . . . . . . . . . . . . . . . . .   (5,751)  (1,025)  19,286
   Accounts payable and accrued liabilities . . . .    3,858    3,486   10,281
 Other, net . . . . . . . . . . . . . . . . . . . .   67,792   52,144   14,913
                                                    -------- -------- --------
   Net Cash Provided by Operating Activities  . . .  456,243  459,032  453,155
                                                    -------- -------- --------
Investing Activities
 Utility plant capital expenditures . . . . . . . . (123,768)(214,373)(163,401)
 Proceeds from governmental and other sources . . .    1,443    2,977    5,621
 Expenditures for other property and investments. .  (57,803)    (916)  (3,145)
                                                    -------- -------- --------
   Net Cash Used in Investing Activities. . . . . . (180,128)(212,312)(160,925)
                                                    -------- -------- --------
Financing Activities
 Issuance of pollution control notes. . . . . . . .     -        -      37,000
 Repurchase of common stock . . . . . . . . . . . .   (7,245) (40,198)    -
 Treasury stock acquired, net . . . . . . . . . . .  (39,447)    -        -
 Repayments of first mortgage bonds and
   preferred stock, including net premiums. . . . .  (73,000)(171,478) (92,395)
 Changes in funds set aside for first
   mortgage bond repayments . . . . . . . . . . . .   25,000  (25,000)    -
 Long-term notes, net . . . . . . . . . . . . . . .   (5,203)  (2,581)  (5,504)
 Commercial paper, net. . . . . . . . . . . . . . .  (71,300) 100,680 (123,280)
 Dividends on common and preferred stock. . . . . . (105,005)(111,323)(118,940)
                                                    -------- -------- --------
   Net Cash Used in Financing Activities. . . . . . (276,200)(249,900)(303,119)
                                                    -------- -------- --------
Net Decrease in Cash and Cash Equivalents . . . . .      (85)  (3,180) (10,889)
Cash and Cash Equivalents, Beginning of Year. . . .    8,253   11,433   22,322
                                                    -------- -------- --------
Cash and Cash Equivalents, End of Year. . . . . . .   $8,168   $8,253  $11,433
                                                    ======== ======== ========









The notes on pages 38 through 55 are an integral part of the financial statements.

New York State Electric & Gas Corporat            ion
Consolidated Statements of Changes in      Common Stock Equity
(Thousands, except per share amounts)

                                          Common Stock
                                           Outstanding      Capital in
                                       $6.66 2/3 Par Value  Excess of  Retained  Treasury
                                        Shares      Amount  Par Value  Earnings    Stock       Total

Balance, January 1, 1995                71,503    $476,686   $841,624  $346,547      -      $1,664,857
   Net income                                                           196,690                196,690
   Cash dividends declared
     Preferred stock (at serial rates)
        Redeemable - optional                                            (8,196)                (8,196)
                   - mandatory                                          (10,525)               (10,525)
     Common stock ($1.40 per share)                                    (100,104)              (100,104)
   Amortization of capital stock
     issue expense                                                818                              818
Balance, December 31, 1995              71,503     476,686    842,442   424,412      -       1,743,540
   Net income                                                           178,241                178,241
   Cash dividends declared
     Preferred stock (at serial rates)
        Redeemable - optional                                            (7,955)                (7,955)
                   - mandatory                                           (1,575)                (1,575)
     Common stock ($1.40 per share)                                     (99,611)               (99,611)
   Common stock repurchase              (1,833)    (12,217)   (27,981)                         (40,198)
   Premium paid on preferred stock
     redemption, net                                                     (4,383)                (4,383)
   Amortization of capital stock
     issue expense                                              1,923                            1,923
Balance, December 31, 1996              69,670     464,469    816,384   489,129      -       1,769,982
   Net income                                                           184,553                184,553
   Cash dividends declared
     Preferred stock (at serial rates)
        Redeemable - optional                                            (7,767)                (7,767)
                   - mandatory                                           (1,575)                (1,575)
     Common stock ($1.40 per share)                                     (95,496)               (95,496)
   Common stock repurchase                (333)     (2,219)    (5,026)                          (7,245)
   Treasury stock acquired, net         (1,829)                    56            $(39,447)     (39,391)
   Amortization of capital stock
     issue expense                                                234                              234
Balance, December 31, 1997              67,508    $462,250   $811,648  $568,844  $(39,447)  $1,803,295

The notes on pages 38 through 55 are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1  Significant Accounting Policies

Principles of consolidation

     The consolidated financial statements include the company's subsidiaries, Somerset Railroad Corporation and NGE Enterprises,
Inc.

Utility plant

     The cost of repairs and minor replacements is charged to the appropriate operating expense accounts. The cost of renewals and betterments, including indirect costs, is capitalized. The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Depreciation and amortization

     Depreciation expense is determined using straight-line rates, based on the average service lives of groups of depreciable property in service. Depreciation accruals were equivalent to 3.5% of average depreciable property for 1997, 1996 and 1995. Amortization expense includes the amortization of certain regulatory assets authorized by the PSC.

Accounts receivable

     The company has an agreement that expires in November 2001 to sell, with limited recourse, undivided percentage interests in certain of its accounts receivable from customers. The agreement allows the company to receive up to $152 million from the sale of such interests. At December 31, 1997 and 1996, accounts receivable on the consolidated balance sheets are shown net of $152 million of interests in accounts receivable sold. All fees associated with the program are included in other income and deductions on the consolidated statements of income and amounted to approximately $9 million in 1997 and 1996, and $10 million in 1995. Accounts receivable on the consolidated balance sheets are also shown net of an allowance for doubtful accounts of $7 million at December 31, 1997 and 1996. Bad debt expense was $17 million, $19 million and $18 million in 1997, 1996 and 1995, respectively.

Income taxes

     The company files a consolidated federal income tax return with SRC and NGE. Deferred income taxes are provided on all temporary differences between financial statement basis and taxable income in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Investment tax credits, which reduce federal income taxes currently payable, were deferred and are being amortized over the estimated lives of the applicable properties.

Utility operations

     The company had been accounting for the economic effects of regulation on all of its utility operations in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. During 1997 the FASB's Emerging Issues Task Force issued guidance related to the continued application of Statement 71 during the electric utility industry's transition to competition. Accordingly, upon PSC approval of the company's restructuring plan in January 1998, the company's coal-fired generation business discontinued application of Statement 71 and applied Statement of Financial Accounting Standards No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement 71. The application of Statement 101 to that business did not affect the company's financial position or results of operations because any above-market generation costs will be recovered by the regulated electric and natural gas delivery business.

Regulatory assets and liabilities

     Pursuant to Statement 71, the company capitalizes, as regulatory assets, incurred costs that are probable of recovery in future electric and natural gas rates. The company also records as regulatory liabilities, obligations to customers to refund previously collected revenue or to spend revenue collected from customers on future costs. In accordance with the company's restructuring plan and current natural gas rate settlement agreement, the company is no longer deferring most costs that were previously subject to deferral accounting.

     The company's regulatory assets and liabilities consisted of the following:

December 31                          1997       1997        1996      1996
                                               Liabil-               Liabil-
                                    Assets      ities      Assets     ities
                                                  (Thousands)
Unfunded future federal
  income taxes                     $243,129        -      $269,767       -
Deferred income taxes - unfunded
  future federal income taxes          -        $99,126       -      $109,065
Environmental remediation costs      82,900        -        32,100       -
Deferred income taxes                  -         81,986       -        94,004
Unamortized debt expense             76,418        -        80,745       -
DSM program costs                    64,466        -        71,425       -
NUG termination agreements           44,579        -        43,991       -
Other postretirement benefits        14,494        -        18,417       -
Other                                54,564      79,709     87,153     65,471
                                   --------    --------   --------   --------
     Total                         $580,550    $260,821   $603,598   $268,540
                                   ========    ========   ========   ========

     Unfunded future federal income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized debt expense is amortized over the lives of the related debt issues. DSM program costs, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with the company's restructuring plan and current natural gas rate settlement agreement. The company is earning a return on all regulatory assets for which the company has spent funds.

     The company's restructuring plan provides that any above-market generation costs will be transferred to the regulated electric and natural gas delivery business and recovered through a nonbypassable competitive transition charge. The regulatory assets and regulatory liabilities of the coal-fired generation business will be recovered by the regulated electric and natural gas delivery business. If the company could no longer meet the criteria of Statement 71 for all or a separable part of its electric and natural gas delivery business, the company may have to record as expense or revenue certain of its regulatory assets and regulatory liabilities and may have to record as a loss the amount for power purchase contracts with NUGs that is above the estimated competitive market price of power. These items are currently recovered in rates.

Consolidated Statements of Cash Flows

     The company considers all highly liquid investments with a maturity or put date of three months or less when acquired to be cash equivalents. Those investments are included in cash and cash equivalents on the consolidated balance sheets.

     Total income taxes paid were $111 million, $98 million and $55 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Interest paid, net of amounts capitalized, was $107 million, $112 million and $118 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Risk management

     The company uses risk management techniques such as natural gas future and option contracts to manage the company's exposure to fluctuations in natural gas commodity prices. Such contracts allow the company to fix margins on sales of natural gas generally forecasted to occur over the next 18 months. The cost or benefit of natural gas future and option contracts is included in the commodity cost when the related sales commitments are fulfilled. Gains and losses resulting from the use of those contracts for 1997 and 1996 were not material to the company's financial position or results of operations. The company does not hold or issue financial instruments for trading or speculative purposes.

Stock-based compensation

    The company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Total stock-based compensation cost recognized in the income statement for the year ended December 31, 1997, in accordance with Opinion 25, was the same as if the company accounted for its plans in accordance with Statement 123.

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

Reclassifications

     Certain amounts have been reclassified on the consolidated financial statements to conform with the 1997 presentation.

2  Income Taxes

Year ended December 31               1997       1996       1995
                                            (Thousands)

  Current                         $111,829    $79,015    $63,502
  Deferred, net
    Accelerated depreciation        29,070     52,572     55,493
    AMT credit                          (5)       310     18,009
    Miscellaneous                  (18,125)   (17,617)   (14,926)
  ITC                               (5,056)    (6,337)    (6,214)
                                  --------   --------   --------
    Total                         $117,713   $107,943   $115,864
                                  ========   ========   ========

The company's effective tax rate differed from the statutory rate of 35% due to the following:

Year ended December 31               1997       1996       1995
                                            (Thousands)

Tax expense at statutory rate     $105,792   $100,165   $109,396
Depreciation not normalized         16,854     20,542     19,774
ITC amortization                    (6,359)    (6,337)    (6,214)
Research & Development credit        1,239         83     (5,547)
Other, net                             187     (6,510)    (1,545)
                                  --------   --------   --------
    Total                         $117,713   $107,943   $115,864
                                  ========   ========   ========

The company's deferred tax assets and liabilities consisted of the following:

December 31                                     1997       1996
                                                  (Thousands)

Current Deferred Tax Assets                    $2,148     $3,424
                                             ========   ========
Noncurrent Deferred Taxes
  Depreciation                               $775,943   $761,794
  Unfunded future federal
   income taxes                                99,126    109,065
  Accumulated deferred ITC                    114,640    119,696
  Future income tax benefit - ITC             (40,087)   (41,847)
  Other                                       (16,399)     4,529
                                             --------   --------
    Total Noncurrent Deferred
     Tax Liabilities                          933,223    953,237
Valuation allowance                             1,611      1,385
Less amounts classified as
 regulatory liabilities
  Deferred income taxes - unfunded
   future federal income taxes                 99,126    109,065
  Deferred income taxes                        81,986     94,004
                                             --------   --------
    Noncurrent Deferred Income Taxes         $753,722   $751,553
                                             ========   ========

3 Bank Loans and Other Borrowings

     The company has a revolving credit agreement with certain banks that provides for borrowing up to $200 million through December 31, 2001. The revolving credit agreement does not require compensating balances. The company had no outstanding loans under the revolving credit agreement at December 31, 1997 or 1996. At the option of the company, the interest rate on borrowings is related to the prime rate, the London Interbank Offered Rate or the interest rate applicable to certain certificates of deposit. The agreement also provides for the payment of a commitment fee that can fluctuate from .10% to .25% depending on the credit ratings of the company's first mortgage bonds. The commitment fee was .125% at December 31, 1997, 1996 and 1995.

     The company uses short-term unsecured notes, usually commercial paper, to finance certain refundings and for other corporate purposes. The weighted average interest rates on commercial paper balances at December 31, 1997, 1996 and 1995 were 6.3%, 5.8% and 6.1%, respectively.

4  Energy Services

     The company makes investments through its subsidiary, NGE
Enterprises, Inc., in providers of energy, financial and environmental services.

     The company's net investment in NGE was $20 million, $17 million and $34 million as of December 31, 1997, 1996 and 1995, respectively, the majority of which is included in other property and investments, net on the consolidated balance sheets. Net losses related to NGE of $4 million, $21 million and $12 million for the years ended December 31, 1997, 1996 and 1995, respectively, are included in other income and deductions on the consolidated statements of income.

5  Long-Term Debt

At December 31, 1997 and 1996, long-term debt was:

                                                                Amount
                       Maturity      Interest
                         Dates         Rates               1997        1996
                                                              (Thousands)

First mortgage
 bonds (1)           1998 to 2023  6 1/2% to 9 7/8%      $830,000    $903,000
Pollution control
 notes (2)           2006 to 2034   3.65% to  6.15%       613,000     613,000
Long-term notes        12/31/00                            28,000      29,900
Various long-term notes                                    12,569      15,809
Obligations under capital leases                           12,269      10,699
Unamortized premium and discount on debt, net              (7,374)     (8,106)
                                                       ----------  ----------
                                                        1,488,464   1,564,302
Less debt due within one year - included
      in current liabilities                               38,240      83,488
                                                       ----------  ----------
    Total                                              $1,450,224  $1,480,814
                                                       ==========  ==========

     At December 31, 1997, long-term debt and capital lease payments that will become due during the next five years are:

  1998         1999            2000         2001            2002
                            (Thousands)
$38,240       $4,754         $30,049      $51,766        $151,462

(1) The company's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all utility plant. The mortgage also provides for a sinking and improvement fund. This provision requires the company to make an annual cash deposit with the Trustee equivalent to 1% of the principal amount of all bonds delivered and authenticated by the Trustee prior to January 1 of that year (excluding any bonds issued on the basis of the retirement of bonds). The company satisfied the requirement by depositing $23 million in cash in 1997. The funds were used to redeem, at par, $23 million of 9 7/8% Series first mortgage bonds, due February 2020, in February 1997.

(2) Fixed-rate pollution control notes totaling $306 million were issued to secure the same amount of tax-exempt pollution control revenue bonds issued by a governmental authority. The interest rates range from 5.70% to 6.15%.

     Adjustable-rate pollution control notes totaling $132 million were issued to secure the same amount of tax-exempt adjustable-rate pollution control revenue bonds (Adjustable-rate Revenue Bonds) issued by a governmental authority. The Adjustable-rate Revenue Bonds bear interest at rates ranging from 3.65% to 3.80% through dates preceding various annual interest rate adjustment dates. On the annual interest rate adjustment dates the interest rates will be adjusted, or at the option of the company, subject to certain conditions, a fixed rate of interest may become effective. Bond owners may elect, subject to certain conditions, to have their Adjustable-rate Revenue Bonds purchased by the Trustee.

     Multi-mode pollution control notes totaling $175 million were issued to secure the same amount of tax-exempt multi-mode pollution control refunding revenue bonds (Multi-mode Revenue Bonds) issued by a governmental authority. The Multi-mode Revenue Bonds have a structure that allows the interest rates to be based on a daily rate, a weekly rate, a commercial paper rate, an auction rate, a term rate or a fixed rate. Bond owners may elect, while the Multi-mode Revenue Bonds bear interest at a daily or weekly rate, to have their bonds purchased by the Registrar and Paying Agent. The maturity dates of the Multi-mode Revenue Bonds are February 1, 2029, June 1, 2029, and October 1, 2029, and can be extended subject to certain conditions. At December 31, 1997, the interest rate for the multi-mode pollution control notes was at the daily rate. The weighted average interest rate for all three series was 3.42%, excluding letter of credit fees, for the year ended December 31, 1997.

     The company has irrevocable letters of credit that support certain payments required to be made on the Adjustable-rate Revenue Bonds and Multi-mode Revenue Bonds, and that expire on various dates. If the company is unable to extend the letter of credit that is related to a particular series of Adjustable-rate Revenue Bonds, that series will have to be redeemed unless a fixed rate of interest becomes effective. Multi-mode Revenue Bonds are subject to mandatory purchase upon any change in the interest rate mode and in certain other circumstances. Payments made under the letters of credit in connection with purchases of Adjustable-rate Revenue Bonds and Multi-mode Revenue Bonds are repaid with the proceeds from the remarketing of those Bonds. To the extent the proceeds are not sufficient, the company is required to reimburse the bank that issued the letter of credit.

6  Preferred Stock

At December 31, 1997 and 1996, serial cumulative preferred stock was:
                                                Shares
             Par Value                       Authorized
                Per        Redeemable            and              Amount
Series         Share  Prior to   Per Share   Outstanding(1)  1997        1996
                                                                (Thousands)
Redeemable solely at the option of the company:
3.75%          $100                $104.00       150,000   $15,000     $15,000
4 1/2%(1949)    100                 103.75        40,000     4,000       4,000
4.15%           100                 101.00        14,000     1,400       1,400
4.40%           100                 102.00        55,200     5,520       5,520
4.15% (1954)    100                 102.00        35,200     3,520       3,520
6.48%           100                 102.00       300,000    30,000      30,000
7.40% (2)        25    12/1/98       26.85     1,000,000    25,000      25,000
                       Thereafter    25.00
Adjustable
 Rate (3)        25    12/1/98       27.50     2,000,000    50,000      50,000
                       Thereafter    25.00
                                                          --------    --------
       Total                                              $134,440    $134,440
                                                          ========    ========
Subject to mandatory redemption requirements:
6.30% (4)       100     1/1/99      103.15       250,000   $25,000     $25,000
                                                          ========    ========
At December 31, 1997, there were no preferred stock redemptions or annual redeemable preferred stock sinking fund requirements for the next five years.

(1) At December 31, 1997, there were 1,610,600 shares of $100 par value preferred stock, 7,800,000 shares of $25 par value preferred stock and 1,000,000 shares of $100 par value preference stock authorized but unissued.

(2) The company is restricted in its ability to redeem this Series prior to December 1, 1998.

(3) The payment on this Series, for April 1, 1998, is at an annual rate of 5.03% and subsequent payments can vary from an annual rate of 4% to 10%, based on a formula included in the company's Certificate of Incorporation. The company is restricted in its ability to redeem this Series prior to December 1, 1998.

(4) On January 1 of each year from 2004 through 2008, the company must redeem 12,500 shares at par, and on January 1, 2009, the company must redeem the balance of the shares at par. This Series is redeemable at the option of the company at $103.15 per share prior to January 1, 1999. The $103.15 price will be reduced annually by 63 cents for the years ending 1999 through

2002; thereafter, the redemption price is $100.00. The company is restricted in its ability to redeem this Series prior to January 1, 2004.

Dividend Limitations: Common stock dividends are limited if common stock equity falls below 25% of total capitalization, as defined in the company's Certificate of Incorporation.

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

Net pension benefit included the following components:

Year ended December 31          1997       1996      1995
                                        (Thousands)
Service cost:  Benefits
  earned during the year       $19,317    $18,593   $16,391
Interest cost on PBO            50,951     46,070    45,400
Actual return on plan assets  (213,382)  (138,957) (185,816)
Net amortization and deferral  116,389     58,162   111,209
                              --------   --------  --------
     Net pension benefit      $(26,725)  $(16,132) $(12,816)
                              ========   ========  ========
The funded status of the plan was:

December 31                                1997       1996
                                             (Thousands)
Actuarial present value of ABO
   Vested                               $513,431   $472,786
   Nonvested                             101,181     52,272
                                        --------   --------
     Total                              $614,612   $525,058
                                        ========   ========

Fair value of plan assets            $(1,176,184) $(995,795)
Actuarial present value of PBO           746,008    679,778
                                        --------   --------
Plan assets in excess of PBO            (430,176)  (316,017)
Unrecognized net transition asset         44,660     51,898
Unrecognized net gain                    372,046    275,531
Unrecognized prior service cost          (28,307)   (26,464)
                                        --------   --------
     Net pension asset                  $(41,777)  $(15,052)
                                        ========   ========

December 31                                1997       1996

Assumptions used to determine actuarial valuations
  Discount rate used to determine PBO        7.0%      7.25%
  Rate of compensation increase
    used to determine PBO                   4.25%      4.75%
  Long-term rate of return on plan
    assets for net pension benefit           8.5%       8.0%

     Plan assets primarily consist of domestic and international equity securities; U.S. agency, corporate and Treasury bonds; and cash equivalents.

Postretirement benefits other than pensions

     The company has postretirement benefit plans, such as a comprehensive health insurance plan and a prescription drug plan, that provide certain benefits for retired employees and their dependents. Substantially all of the company's employees who retire under the company's pension plan may become eligible for those benefits at retirement. The postretirement benefit plans were unfunded as of December 31, 1997 and 1996.

     The net periodic postretirement benefits cost other than pensions (below) recognized on the income statements for 1997, 1996 and 1995 represent the portion of costs related to Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, that the company has been allowed to collect from its customers. The company has deferred $14 million and $18 million of Statement 106 costs as of December 31, 1997 and 1996, respectively. The company expects to recover any deferred Statement 106 amounts by the year 2000.

     Net postretirement benefits cost other than pensions included the following components:

Year ended December 31                   1997     1996     1995
                                              (Thousands)
Service cost: Benefits accumulated
  during the year                       $7,010   $6,436   $5,412
Interest cost on APBO                   17,075   15,795   15,228
Amortization of transition obligation
  over 20 years                         10,330   10,330   10,330
Amortization of gain                    (3,565)  (3,246)  (4,575)
Deferral for future recovery           (11,766)  (8,950)  (7,742)
                                       -------  -------  -------
    Net periodic postretirement
      benefits cost                    $19,084  $20,365  $18,653
                                       =======  =======  =======

     The status of the plans for postretirement benefits other than pensions, as reflected in the company's consolidated balance sheets, was as follows:

December 31                                      1997      1996
                                                   (Thousands)
APBO
     Retired employees                        $103,762  $103,912
     Fully eligible active plan
       participants                             22,693    15,259
     Other active plan employees               132,429   107,022
                                              --------  --------
         Total APBO                            258,884   226,193
Less unrecognized transition
  obligation                                   154,948   165,278
Less unrecognized net gain                     (13,824)  (34,280)
                                              --------  --------
         Accrued postretirement liability     $117,760   $95,195
                                              ========  ========

    An 8.0% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1998, gradually decreasing to 5% by the year 2003. Increasing the assumed health care cost trend rates by 1% in each year would increase the APBO as of January 1, 1998, by $42 million and increase the aggregate of the service cost and interest cost components of the net postretirement benefits cost for 1997 by $5 million. Discount rates of 7.0% and 7.25% were used to determine the APBO in 1997 and 1996, respectively.

8  Jointly-Owned Generating Stations

Nine Mile Point unit 2

     The company has an undivided 18% interest in the output and costs of NMP2, which is operated by Niagara Mohawk Power Corporation. Ownership of NMP2 is shared with Niagara Mohawk 41%, Long Island Lighting Company 18%, Rochester Gas and Electric Corporation 14% and Central Hudson Gas & Electric Corporation 9%. The company's share of the rated capability is 207 megawatts.
The company's share of net utility plant investment, excluding nuclear fuel, was approximately $591 million and $610 million, at December 31, 1997 and 1996, respectively. The accumulated provision for depreciation was approximately $162 million and $144 million, at December 31, 1997 and 1996, respectively. The company's share of operating expenses is included in the consolidated statements of income.

     As part of its restructuring plan, the company will put up for sale its 18% interest in NMP2.

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

     Niagara Mohawk has procured property insurance for NMP2 aggregating approximately $2.8 billion through the Nuclear Insurance Pools and the NEIL. In addition, the company has purchased NEIL insurance coverage for the extra expense that would be incurred by purchasing replacement power during prolonged accidental outages. Under NEIL programs, should losses resulting from an incident at a member facility exceed the accumulated reserves of NEIL, each member, including the company, would be liable for its share of the deficiency. The company's maximum liability per incident under the property damage and replacement power coverages is approximately $2 million.

Nuclear plant decommissioning costs

     Based on the results of a 1995 decommissioning study, the company's 18% share of the cost to decommission NMP2 is $155 million in 1998 dollars ($422 million in 2026 when NMP2's operating license will expire). The estimated annual contribution needed to cover the company's share of costs as outlined in the study is approximately $4 million.

     The company's estimated liability for decommissioning NMP2 using the NRC's minimum funding requirement is approximately $83 million in 1998 dollars. The company's electric rates currently include an annual allowance for decommissioning of $2 million in 1998, which approximates the NRC's minimum funding requirement, and $4 million in subsequent years. Decommissioning costs are charged to depreciation and amortization expense and are recovered over the expected life of the plant. In its restructuring plan, approved by the PSC in January 1998, the company used the 1995 decommissioning study as a basis for calculating the amount of decommissioning costs.

     The company has established a Qualified Fund under applicable provisions of the federal tax law to comply with NRC funding regulations. The balance in the fund, including reinvested earnings, was approximately $13 million and $11 million at December 31, 1997 and 1996, respectively. Those amounts are included on the consolidated balance sheets in other property and investments, net. The related liability for decommissioning is included in other liabilities - other. At December 31, 1997, the external trust fund investments were classified as available-for-sale, and their carrying value approximated fair value.

     In 1996 the Financial Accounting Standards Board issued an exposure draft, Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets. The exposure draft proposes that companies recognize the present value of estimated decommissioning costs. If the final statement includes that requirement, the estimated liability the company would have to recognize on its balance sheet related to decommissioning NMP2 is approximately $80 million, based on the 1995 decommissioning study.

Homer City

     The company has an undivided 50% interest in the output and costs of the Homer City Generating Station, which comprises three generating units. The station is owned with Pennsylvania Electric Company and is operated by its affiliate, GPU Generation, Inc. The company's share of the rated capability is 953 megawatts, and its net utility plant investment was approximately $262 million and $269 million at December 31, 1997 and 1996, respectively. The accumulated provision for depreciation was approximately $190 million and $181 million, at December 31, 1997 and 1996, respectively. The company's share of operating expenses is included in the consolidated statements of income.

     GPU, Inc., the parent company of GPU Generation, announced in October 1997 that they will sell their non-nuclear generating stations, including their 50% interest in Homer City. The company's restructuring plan calls for the company to auction its coal-fired generating stations, including its 50% interest in Homer City, and completion of the auction transactions by August 1, 1999. The company does not expect these transactions to have an adverse effect on its financial position or results of operations.

9  Commitments

Capital expenditures

     The company has commitments in connection with its capital expenditure program and estimates that expenditures, including nuclear fuel and AFDC, for 1998, 1999 and 2000 will approximate $134 million, $152 million and $146 million, respectively, and are expected to be financed entirely with internally generated funds. The program is subject to periodic review and revision. Capital expenditures will be primarily for the extension of service, necessary improvements to existing facilities and compliance with environmental requirements.

Nonutility generator power purchase contracts

     During 1997, 1996 and 1995 the company expensed approximately $324 million, $320 million and $284 million, respectively, for NUG power, including termination costs. The company estimates that NUG power purchases, including termination costs, will total $340 million in 1998, $348 million in 1999 and $356 million in 2000.

10  Environmental Liability

     The company has been notified by the EPA and the NYSDEC, as appropriate, that it is among the PRPs who may be liable to pay for costs incurred to remediate certain hazardous substances at nine waste sites, not including the company's inactive gas manufacturing sites, which are discussed below. With respect to the nine sites, six sites are included in the New York State Registry of Inactive Hazardous Waste Sites and two of the sites are also included on the National Priorities list.

     Any liability may be joint and several for certain of those sites. The company has recorded an estimated liability of $1 million related to six of the nine sites, which is reflected in the company's consolidated balance sheets at December 31, 1997. The ultimate cost to remediate the sites may be significantly more than the estimated amount and will depend on such factors as the remedial action plan selected, the extent of site contamination and the portion attributed to the company.

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

     The company's estimate for all costs related to investigation and remediation of the 38 sites is a range of $81
million to $182 million at December 31, 1997.   That estimate is
based on both known and potential site conditions and multiple remediation alternatives for each of the sites. The estimate has not been discounted and is based on costs in 1996 dollars that the company expects to incur through the year 2017. The estimate could change materially, based on facts and circumstances derived from site investigations, changes in required remedial action, changes in technology relating to remedial alternatives and changes to current laws and regulations.

     The liability to investigate and perform remediation, as necessary, at the known inactive gas manufacturing sites, is reflected in the company's consolidated balance sheets at December 31, 1997 and 1996, in the amount of $81 million and $31 million, respectively. The company has recorded a corresponding regulatory asset, since it expects to recover such expenditures in rates. The company has notified and entered into negotiations with its former and current insurance carriers so that it may recover from them certain of the cleanup costs.

11  Fair Value of Financial Instruments

     Certain of the company's financial instruments had carrying amounts and estimated fair values, based on the quoted market prices for the same or similar issues of the same remaining maturities, as follows:

December 31                    1997      1997        1996      1996
                             Carrying  Estimated   Carrying  Estimated
                              Amount   Fair Value   Amount   Fair Value
                                             (Thousands)
Other investments - external
 trust funds                   $53,049    $53,708       -          -
Preferred stock subject
 to mandatory redemption
 requirements                  $25,000    $24,315    $25,000    $22,531
First mortgage bonds          $822,626   $882,616   $894,894   $938,873
Pollution control notes       $613,000   $625,149   $613,000   $623,666

     The carrying amount for the following items approximates estimated fair value because of the short maturity, within one year, of those instruments: cash and cash equivalents, commercial paper and interest accrued.

     Special deposits include restricted funds that are set aside for preferred stock and long-term debt redemptions. The carrying amount approximates fair value because the special deposits have been invested in securities with a short-term maturity, within one year.

12  Industry Segment Information

     Certain information pertaining to the electric and natural gas operations of the company follows:

                              Electric                    Natural Gas
                     1997       1996       1995      1997     1996     1995
                                             (Thousands)
Operating
  Revenues        $1,792,164 $1,723,147 $1,708,297 $337,825 $344,385 $308,931
  Income            $380,344   $400,262   $421,328  $62,324  $57,281  $50,816
Depreciation and
  amortization      $183,304   $176,906   $172,831  $15,255  $12,495  $11,939
Capital
  expenditures       $78,667   $132,190   $119,159  $45,240  $82,625  $45,142
Identifiable
  assets*         $4,273,100 $4,376,814 $4,525,541 $588,773 $550,196 $493,537

* Assets used in electric, natural gas and energy services operations not included above were $166,808, $132,671 and $95,253 at December 31, 1997, 1996
and 1995, respectively. They consist primarily of cash and cash equivalents, special deposits, prepayments and subsidiaries' assets.

       13  Quarterly Financial Information (Unaudited)

Quarter ended             March 31       June 30      Sep. 30      Dec. 31
                               (Thousands, except per share amounts)

                             1997          1997         1997         1997
Operating revenues        $588,137      $470,370     $492,829     $578,653
Operating income          $167,527       $82,743      $80,826     $111,572
Net income                 $81,977       $26,275      $28,277(1)   $48,024
Earnings available
  for common stock         $79,662       $23,923      $25,929(1)   $45,697
Earnings per share           $1.15          $.35         $.38(1)      $.68
Dividends per share           $.35          $.35         $.35         $.35
Average shares outstanding  69,353        68,279       67,503       67,504
Common stock price (3)
  High                      $24.50        $22.50       $27.19       $35.75
  Low                       $21.25        $20.63       $20.81       $25.75

                             1996          1996         1996         1996
Operating revenues        $622,056      $454,667     $457,986     $532,823
Operating income          $196,353       $74,924      $74,285     $111,981
Net income                 $98,676       $20,882      $11,052(2)   $47,631
Earnings available
  for common stock         $96,343       $18,496       $8,616(2)   $45,256
Earnings per share           $1.35          $.26         $.12(2)      $.65
Dividends per share           $.35          $.35         $.35         $.35
Average shares outstanding  71,503        71,503       71,416       70,096
Common stock price (3)
  High                      $26.38        $24.50       $24.88       $22.63
  Low                       $21.88        $22.00       $21.13       $20.38

(1) Includes the effect of fees related to an unsolicited tender offer that decreased net income and earnings available for common stock by $17 million and decreased earnings per share by 24 cents.
(2) Includes the effect of the writedown of the investment in EnerSoft Corporation that decreased net income and earnings available for common stock by $10 million and decreased earnings per share by 14 cents.
(3) The company's common stock is listed on the New York Stock Exchange. The number of shareholders of record at December 31, 1997, was 38,238.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York State Electric & Gas Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                      COOPERS & LYBRAND L.L.P.


New York, New York
January 30, 1998


                             NEW YORK STATE ELECTRIC & GAS CORPORATION

                    SCHEDULE II - Consolidated Valuation and Qualifying Accounts
                                       (Thousands of Dollars)

     Years Ended December 31, 1997, 1996 and 1995
                                Beginning                                               End
     Classification             of Year    Additions    Write-offs (a)   Adjustments    of Year  (b)

     1997
       Allowance for Doubtful
          Accounts - Accounts
          Receivable             $6,806     $17,345       $(17,350)           -          $6,801
       Deferred Tax Asset
          Valuation Allowance    $1,385        $226           -               -          $1,611

     1996
       Allowance for Doubtful
          Accounts - Accounts
          Receivable             $6,785     $18,858       $(18,937)         $100(c)      $6,806
       Deferred Tax Asset
          Valuation Allowance    $2,852        $158        $(1,625)           -          $1,385

     1995
       Allowance for Doubtful
          Accounts - Accounts
          Receivable             $7,198     $17,891       $(18,304)           -          $6,785
       Deferred Tax Asset
          Valuation Allowance    $2,211        $641           -               -          $2,852



     (a)     Uncollectible accounts charged against the allowance, net of recoveries.
     (b)     Represents an estimate of the write-offs that will not be recovered in rates.
     (c)     Due to acquisition of KENETECH Energy Management, Inc. in 1996.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure - None

                                     PART III

Item 10.  Directors and executive officers of the Registrant

     Incorporated herein by reference to the information in Proposal 2 under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated March 11, 1998. The information regarding executive officers is on pages 17 - 18 of this report.

Item 11.  Executive compensation

     Incorporated herein by reference to the information in Proposal 2 under the captions "Executive Compensation," "Employment, Change in Control and Other Arrangements," "Directors' Compensation," "Report of Executive Compensation and Succession Committee" and "Stock Performance Graph" in the Company's Proxy Statement dated March 11, 1998.

Item 12.  Security ownership of certain beneficial owners and management

     Incorporated herein by reference to the information in Proposal 2 under the caption "Security Ownership of Management" in the Company's Proxy Statement dated March 11, 1998.

Item 13.  Certain relationships and related transactions

     Incorporated herein by reference to the information in Proposal 2 under the caption "Election of Directors" in the Company's Proxy Statement dated March 11, 1998.

                                     PART IV

Item 14.  Exhibits, financial statement schedules, and reports on Form 8-K

(a)  The following documents are filed as part of this report:

 1.  Financial statements
     Included in Part II of this report:
     a)   Consolidated Balance Sheets as of December 31, 1997 and 1996
     b)   For the three years ended December 31, 1997:
            Consolidated Statements of Income
            Consolidated Statements of Cash Flows
            Consolidated Statements of Changes in Common Stock Equity
     c)   Notes to Consolidated Financial Statements
     d)   Report of Independent Accountants

 2.  Financial statement schedule
     Included in Part II of this report:
     For the three years ended December 31, 1997:
         II. Consolidated Valuation and Qualifying Accounts

     Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Consolidated Financial Statements or notes thereto.


3.  Exhibits
(a)(1)   The following exhibits are delivered with this report:

  Exhibit No.
  (A)10-35 - Amended Employee Invention and Confidentiality Agreement with
             J. H. Roskoz.
  (A)10-41 - Employment Agreement for M. I. German.
  (A)10-44 - 1998 Non-Statutory Stock Option Award Agreement.
  (A)10-45 - Separation Agreement with J. H. Roskoz.
     12    - Computation of Ratio of Earnings to Fixed Charges.
     21    - Subsidiaries.
     23    - Consent of Coopers & Lybrand L.L.P. to incorporation by
             reference into certain registration statements.
     27    - Financial Data Schedule.
     99-1  - Form 11-K for New York State Electric & Gas Corporation
             Tax Deferred Savings Plan for Salaried Employees.
     99-2  - Form 11-K for New York State Electric & Gas Corporation
             Tax Deferred Savings Plan for Hourly Paid Employees.
     99-4 - Opinion and Order of the PSC adopting terms of settlement subject to modifications and conditions.

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

  Exhibit No.                 Filed in                           As Exhibit No.
      3-8  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on May 28, 1992 -
             Registration No. 33-50719 . . . . . . . . . . . . .      4-17
      3-9  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on October 20, 1992 -
             Registration No. 33-50719 . . . . . . . . . . . . .      4-18
      3-10 - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on October 14, 1993
             Registration No. 33-50719 . . . . . . . . . . . . .      4-19
      3-11 - Certificate of Amendment of the Certificate of Incor-
             poration filed in the Office of the Secretary of State
             of the State of New York on December 10, 1993 -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .      3-11
      3-12 - Certificate of Amendment of the Certificate of Incor-
             poration filed in the Office of the Secretary of State
             of the State of New York on December 20, 1993 -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .      3-12
      3-13 - Certificate of Amendment of the Certificate of Incor-
             poration filed in the Office of the Secretary of State
             of the State of New York on December 20, 1993 -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .      3-13
      3-14 - Certificates of the Secretary of the Company concern-
             ing consents dated March 20, 1957 and May 9, 1975 of
             holders of Serial Preferred Stock with respect to
             issuance of certain unsecured indebtedness -
             Registration No. 2-69988. . . . . . . . . . . . . .      4-7
      3-15 - By-Laws of the company as amended January 10, 1997 -
             Company's 10-K for the year ended December 31, 1996 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .
      4-1  - First Mortgage dated as of July 1, 1921 executed by the Company under its then name of "New York State
             Gas and Electric Corporation" to The Equitable Trust
             Company of New York, as Trustee (The Chase Manhattan
             Bank is Successor Trustee) - Registration No. 33-4186.   4-1

Supplemental Indentures to First Mortgage dated as of July 1, 1921:
     4-2   - No. 37 - Registration No. 33-31297. . . . . . . . .      4-2
     4-3   - No. 39 - Registration No. 33-31297. . . . . . . . .      4-3
     4-4   - No. 43 - Registration No. 33-31297. . . . . . . . .      4-4
     4-5   - No. 51 - Registration No. 2-59840 . . . . . . . . .      2-B(46)
     4-6   - No. 74 - Registration No. 2-59840 . . . . . . . . .      2-B(69)
     4-7   - No. 75 - Registration No. 2-59840 . . . . . . . . .      2-B(70)
     4-8   - No. 103- Registration No. 33-43458. . . . . . . . .      4-8
     4-9   - No. 104- Registration No. 33-43458. . . . . . . . .      4-9
     4-10  - No. 105- Registration No. 33-52040. . . . . . . . .      4-8
     4-11  - No. 106- Company's 10-K for year ended
                      December 31, 1992 - File No. 1-3103-2. . .      4-23
     4-12  - No. 107- Company's 10-K for year ended
                      December 31, 1992 - File No. 1-3103-2. . .      4-24
     4-13  - No. 108- Registration No. 33-50719. . . . . . . . .      4-8
     4-14  - No. 109- Registration No. 33-50719. . . . . . . . .      4-9

  Agreements and amendments with the Power Authority of the State of New York:

  Exhibit No.                 Filed in                           As Exhibit No.

    10-1   - Letter Agreement dated February 3, 1982 relating to
             transmission services - Registration No. 2-82192. .     10-1
    10-2   - Amendment dated December 21, 1989 to the Letter
             Agreement dated February 3, 1982 relating to trans-
             mission services - Company's 10-K for year ended
             December 31, 1989 - File No. 1-3103-2 . .  . .  . .     10-4
    10-3   - Transmission Agreement dated December 12, 1983,
             with respect to connection of the Company's Kintigh (Somerset) Generating Station to the Niagara-Edic
             345 kv transmission system - Company's 10-K for year
             ended December 31, 1988 - File No. 1-3103-2 . . . .     10-6
    10-4   - Amendment dated December 21, 1989 to the Transmission
             Agreement dated December 12, 1983, with respect to connection of the Company's Kintigh (Somerset) Gener-
             ating Station to the Niagara-Edic 345 kv transmission
             system - Company's 10-K for the year ended December
             31, 1989 File No. 1-3103-2. . . . . . . . . . . . .     10-7

                               * * * * * * * * * *

    10-5   - New York Power Pool Agreement dated July 11, 1985 -
             Company's 10-K for year ended December 31, 1988 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-7
    10-6   - Transmission Agreement dated January 10, 1990, between
             New York State Electric & Gas Corporation and Niagara
             Mohawk Power Corporation, with respect to remote load
             and generation wheeling service for the Company -
             Company's 10-K for year ended December 31, 1990 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-17
    10-7   - Coal Sales Agreement dated December 21, 1983 between
             the Company and Consolidation Coal Company - Company's
             10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . . .   10-14
    10-8   - Amendment No. 1 dated as of October 1, 1985 to the
             Coal Sales Agreement dated December 21, 1983 between
             the Company and Consolidation Coal Company -
             Company's 10-K for year ended December 31, 1986 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-11
    10-9   - Amendment No. 2 dated as of August 28, 1986 to the
             Coal Sales Agreement dated December 21, 1983 between
             the Company and Consolidation Coal Company -
             Company's 10-K for year ended December 31, 1986 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-12
    10-10  - Basic Agreement dated as of September 22, 1975
             between New York State Electric & Gas Corporation
             and others concerning Nine Mile Point Nuclear
             Station, Unit No. 2 - Registration No. 2-54903. . .      5-0
    10-11  - Nine Mile Point Nuclear Station Unit 2 Operating
             Agreement effective as of January 1, 1993 among
             New York State Electric & Gas Corporation and
             others - Company's 10-K for the year ended
             December 31, 1992 - File No. 1-3103-2 . . . . . . .     10-18

Exhibit No.                 Filed in                           As Exhibit No.
    10-12  - Coal Hauling Agreement dated as of March 9, 1983
             between Somerset Railroad Corporation and New
             York State Electric & Gas Corporation -
             Registration No. 2-82352. . . . . . . . . . . . . .     10
 (A)10-13  - Retirement Plan for Directors - Company's 10-K
             for the year ended December 31, 1991 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-26
 (A)10-14  - Retirement Plan for Directors Amendment No. 1 -
             Company's 10-K for year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-21
 (A)10-15  - Retirement Plan for Directors Amendment No. 2 -
             Company's 10-K for year ended December 31, 1995 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-15
 (A)10-16  - Retirement Plan for Directors Amendment No. 3 -
             Company's 10-K for year ended December 31, 1996 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-16
 (A)10-17  - Form of Deferred Compensation Plan for Directors -
             Company's 10-K for year ended December 31, 1989 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-22
 (A)10-18  - Deferred Compensation Plan for Directors Amendment
             No. 1 - Company's 10-K for year ended December
             31, 1993 - File No. 1-3103-2. . . . . . . . . . . .     10-23
 (A)10-19  - Director Share Plan - Company's 10-K for the year
             ended December 31, 1996 - File No. 1-3103-2 . . . .     10-19
 (A)10-20  - Deferred Compensation Plan for the Director Share
             Plan - Company's 10-K for the year ended December
             31, 1996 - File No. 1-3103-2. . . . . . . . . . . .     10-20
 (A)10-21  - Supplemental Executive Retirement Plan as amended through Amendment No. 11 - Company's 10-K for the
             year ended December 31, 1996 - File No. 1-3103-2. .     10-21
 (A)10-22  - Supplemental Executive Retirement Plan Amendment
             No. 12 - Company's Schedule 14D-9, dated July 30,
             1997. . . . . . . . . . . . . . . . . . . . . . . .     22
 (A)10-23  - Amended and Restated Annual Executive Incentive
             Plan - Company's 10-K for the year ended December
             31, 1996 - File No. 1-3103-2. . . . . . . . . . . .     10-22
 (A)10-24  - Amended and Restated Annual Executive Incentive
             Plan Amendment No. 1- Company's Schedule 14D-9,
             dated July 30, 1997 . . . . . . . . . . . . . . . .     2
 (A)10-25  - Long-term Executive Incentive Share Plan -
             Company's 10-K for year ended December 31, 1995 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-43
 (A)10-26  - Long-term Executive Incentive Share Plan Amendment
             No. 1 - Company's Schedule 14D-9 dated July 30,
             1997. . . . . . . . . . . . . . . . . . . . . . . .     3
 (A)10-27  - Long-Term Executive Incentive Share Plan Deferred
             Compensation Agreement - Company's 10-K for year
             ended December 31, 1995 - File No. 1-3103-2 . . . .     10-44
 (A)10-28  - Employment Contract for A. E. Kintigh - Company's
             10-K for year ended December 31, 1988 - File
             No. 1-3103-2. . . . . . . . . . . . . . . . . . . .     10-26
 (A)10-29  - Form of Severance Agreement for Senior Vice
             Presidents - Company's 10-K for year ended December
             31, 1993 - File No. 1-3103-2. . . . . . . . . . . .     10-47

_____________________________
(A)  Management contract or compensatory plan or arrangement.

  Exhibit No.                 Filed in                          As Exhibit No.
 (A)10-30  - Form of Severance Agreement for Senior Vice
             Presidents Amendment No. 1 - Company's 10-K for year
             ended December 31, 1995 - File No. 1-3103-2 . . . .     10-50
 (A)10-31  - Form of Severance Agreement for Senior Vice
             Presidents Amendment No. 2 - Company's Schedule
             14D-9, dated July 30, 1997. . . . . . . . . . . . .     4
 (A)10-32  - Form of Severance Agreement for Senior Vice
             Presidents Amendment No. 3 - Company's Schedule
             14D-9, dated July 30, 1997. . . . . . . . . . . . .     5
 (A)10-33  - Employee Invention and Confidentiality Agreement
             (Existing Executive) - Company's Schedule 14D-9,
             dated July 30, 1997 . . . . . . . . . . . . . . . .     9
 (A)10-34  - Employee Invention and Confidentiality Agreement
             (Existing Executive) Amendment No. 1 - Company's
             Schedule 14D-9, dated July 30, 1997 . . . . . . . .     10
 (A)10-36  - Deferred Compensation Plan for Salaried Employees -
             Company's 10-K for year ended December 31, 1995 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-53
 (A)10-37  - Employment Agreement for W. W. von Schack -
             Company's 10-Q for quarter ended September 30,
             1996 - File No. 1-3103-2. . . . . . . . . . . . . .     10-54
 (A)10-38  - Employment agreement for W. W. von Schack Amendment
             No. 1 - Company's 10-Q for quarter ended September
             30, 1996 - File No. 1-3103-2. . . . . . . . . . . .     10-55
 (A)10-39  - Employment Agreement for W. W. von Schack Amendment
             No. 2 - Company's Schedule 14D-9, dated July 30,
             1997. . . . . . . . . . . . . . . . . . . . . . . .     11
 (A)10-40  - Employment Agreement for W. W. von Schack Amendment
             No. 3 - Company's Schedule 14D-9, dated July 30,
             1997. . . . . . . . . . . . . . . . . . . . . . . .     12
 (A)10-42  - 1997 Stock Option Plan - Company's Schedule 14D-9,
             dated July 30, 1997 . . . . . . . . . . . . . . . .     20
 (A)10-43  - Non-Statutory Stock Option Award Agreement -
             Company's Schedule 14D-9, dated July 30, 1997 . . .     21
    99-3   - Order of the PSC modifying and approving the
             Agreement Concerning the Competitive Rate and
             Restructuring Plan of New York State Electric & Gas
             Corporation - Registration No. 333-37997. . . . . .     99-3






_____________________________
(A)  Management contract or compensatory plan or arrangement.

     The company agrees to furnish to the Commission, upon request, a copy of the Revolving Credit Agreement dated as of July 31, 1992, as amended, between the company, The Chase Manhattan Bank, as Agent, and certain banks; a copy of the Participation Agreements dated as of June 1, 1987 and December 1, 1988 between the company and New York State Energy Research and Development Authority (NYSERDA) relating to Adjustable Rate Pollution Control Revenue Bonds (1987 Series A), and (1988 Series A), respectively; a copy of the Participation Agreements dated as of March 1, 1985, October 15, 1985, and December 1, 1985 between the company and NYSERDA relating to Annual Tender Pollution Control Revenue Bonds (1985 Series A), (1985 Series B), and (1985 Series D), respectively; a copy of the Participation Agreements dated as of February 1, 1993, February 1, 1994, June 1, 1994, October 1, 1994 and December 1, 1994
between the company and NYSERDA relating to Pollution Control Refunding Revenue Bonds (1994 Series A), (1994 Series B), (1994 Series C), (1994 Series D), and (1994 Series E), respectively; a copy of the Participation Agreement dated as of December 1, 1993 between the company and NYSERDA relating to Solid Waste Disposal Revenue Bonds (1993 Series A); a copy of the Participation Agreement dated as of December 1, 1994 between the company and the Indiana County Industrial Development Authority relating to Pollution Control Refunding Revenue Bonds (1994 Series A); a copy of the Credit Agreement dated as of March 9, 1983, as amended, between Somerset Railroad Corporation and The Chase Manhattan Bank, and a copy of the Revolving Credit Agreement dated as of June 30, 1994, as amended, between XENERGY, Inc. and The First National Bank of Boston. The total amount of securities authorized under each of such agreements does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.


(b)  Reports on Form 8-K

            None

                                    Signatures



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEW YORK STATE ELECTRIC & GAS CORPORATION



Date:  March 27, 1998              By       Gary J. Turton
                                            Gary J. Turton
                                            Vice President and Controller
                                            Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   PRINCIPAL EXECUTIVE OFFICER



Date:  March 27, 1998              By       Wesley W. von Schack
                                            Wesley W. von Schack
                                            Chairman, President,
                                            Chief Executive Officer and
                                            Director


                                   PRINCIPAL FINANCIAL OFFICER



Date:  March 27, 1998              By       Sherwood J. Rafferty
                                            Sherwood J. Rafferty
                                            Senior Vice President and
                                            Chief Financial Officer


                                   PRINCIPAL ACCOUNTING OFFICER



Date:  March 27, 1998              By       Gary J. Turton
                                            Gary J. Turton
                                            Vice President and Controller

Date:  March 27, 1998              By        Richard Aurelio
                                             Richard Aurelio
                                             Director




Date:  March 27, 1998              By        James A. Carrigg
                                             James A. Carrigg
                                             Director




Date:  March 27, 1998              By        Alison P. Casarett
                                             Alison P. Casarett
                                             Director




Date:  March 27, 1998              By        Joseph J. Castiglia
                                             Joseph J. Castiglia
                                             Director




Date:  March 27, 1998              By        Lois B. DeFleur
                                             Lois B. DeFleur
                                             Director




Date:  March 27, 1998              By        Everett A. Gilmour
                                             Everett A. Gilmour
                                             Director




Date:  March 27, 1998              By        Paul L. Gioia
                                             Paul L. Gioia
                                             Director

Date:  March 27, 1998              By        John M. Keeler
                                             John M. Keeler
                                             Director




Date:  March 27, 1998              By        Allen E. Kintigh
                                             Allen E. Kintigh
                                             Director




Date:  March 27, 1998              By        Ben E. Lynch
                                             Ben E. Lynch
                                             Director




Date:  March 27, 1998              By        Alton G. Marshall
                                             Alton G. Marshall
                                             Director




Date:  March 27, 1998              By        Walter G. Rich
                                             Walter G. Rich
                                             Director

                         EXHIBIT INDEX

* 3-1    --     Restated Certificate of Incorporation of the company
                pursuant to Section 807 of the Business Corporation Law
                filed in the Office of the Secretary of State of the
                State of New York on October 25, 1988.
* 3-2    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on October 17, 1989.
* 3-3    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on May 22, 1990.
* 3-4    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on October 31, 1990.
* 3-5    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on February 6, 1991.
* 3-6    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on October 15, 1991.
* 3-7    --     Certificate of Merger of Columbia Gas of New York, Inc.
                into the company filed in the Office of the Secretary of
                State of the State of New York on April 8, 1991.
* 3-8    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on May 28, 1992.
* 3-9    --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on October 20, 1992.
* 3-10   --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on October 14, 1993.
* 3-11   --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on December 10, 1993.
* 3-12   --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on December 20, 1993.
* 3-13   --     Certificate of Amendment of the Certificate of
                Incorporation filed in the Office of the Secretary of
                State of the State of New York on December 20, 1993.
* 3-14   --     Certificates of the Secretary of the company concerning
                consents dated March 20, 1957 and May 9, 1975 of holders
                of Serial Preferred Stock with respect to issuance of
                certain unsecured indebtedness.
* 3-15   --     By-Laws of the company as amended January 10, 1997.
* 4-1    --     First Mortgage dated as of July 1, 1921 executed by the
                company under its then name of "New York State Gas and Electric Corporation" to The Equitable Trust Company of
                New York, as Trustee (The Chase Manhattan Bank is
                Successor Trustee).


___________________________________
 *   Incorporated by reference.

Supplemental Indentures to First Mortgage dated as of July 1, 1921:

* 4-2  --  No. 37     * 4-7   --  No.  75     * 4-11  --  No. 106
* 4-3  --  No. 39     * 4-8   --  No. 103     * 4-12  --  No. 107
* 4-4  --  No. 43     * 4-9   --  No. 104     * 4-13  --  No. 108
* 4-5  --  No. 51     * 4-10  --  No. 105     * 4-14  --  No. 109
* 4-6  --  No. 74

Agreements and Amendments with the Power Authority of the State of New
York:

* 10-1   --     Letter Agreement dated February 3, 1982 relating to
                transmission services.
* 10-2   --     Amendment dated December 21, 1989 to the Letter
                Agreement dated February 3, 1982 relating to
                transmission services.
* 10-3   --     Transmission Agreement dated December 12, 1983, with
                respect to connection of the company's Kintigh
                (Somerset) Generating Station to the Niagara-Edic 345 kv
                transmission system.
* 10-4   --     Amendment dated December 21, 1989 to the Transmission
                Agreement dated December 12, 1983, with respect to connection of the company's Kintigh (Somerset)
                Generating Station to the Niagara-Edic 345 kv transmission system.

                               * * * * * * * * * *

* 10-5   --    New York Power Pool Agreement dated July 11, 1985.
* 10-6   --    Transmission Agreement dated January 10, 1990, between
               New York State Electric & Gas Corporation and Niagara
               Mohawk Power Corporation, with respect to remote load and generation wheeling service for the company.

                               * * * * * * * * * *

Coal Sales Agreement and Amendments between New York State Electric & Gas Corporation and Consolidation Coal Company:

* 10-7   --    Agreement dated December 21, 1983.
* 10-8   --    Amendment No. 1 dated as of October 1, 1985.
* 10-9   --    Amendment No. 2 dated as of August 28, 1986.

                               * * * * * * * * * *


___________________________________
 *   Incorporated by reference.

   * 10-10  --  Basic Agreement dated as of September 22, 1975 between
                New York State Electric & Gas Corporation and others concerning Nine Mile Point Nuclear Station, Unit No. 2.
   * 10-11  --  Nine Mile Point Nuclear Station Unit 2 Operating
                Agreement effective as of January 1, 1993 among New York State Electric & Gas Corporation and others.
   * 10-12  --  Coal Hauling Agreement dated as of March 9, 1983 between
                Somerset Railroad Corporation and New York State Electric & Gas Corporation.
(A)* 10-13  --  Retirement Plan for Directors.
(A)* 10-14  --  Retirement Plan for Directors Amendment No. 1.
(A)* 10-15  --  Retirement Plan for Directors Amendment No. 2.
(A)* 10-16  --  Retirement Plan for Directors Amendment No. 3.
(A)* 10-17  --  Form of Deferred Compensation Plan for Directors.
(A)* 10-18  --  Deferred Compensation Plan for Directors Amendment
                No. 1.
(A)* 10-19  --  Director Share Plan.
(A)* 10-20  --  Deferred Compensation Plan for the Director Share Plan.
(A)* 10-21  --  Supplemental Executive Retirement Plan as amended through Amendment No. 11.
(A)* 10-22  --  Supplemental Executive Retirement Plan Amendment No. 12.
(A)* 10-23  --  Amended and Restated Annual Executive Incentive Plan.
(A)* 10-24  --  Amended and Restated Annual Executive Incentive Plan
                Amendment No. 1.
(A)* 10-25  --  Long-Term Executive Incentive Share Plan.
(A)* 10-26  --  Long-Term Executive Incentive Share Plan Amendment
                No. 1.
(A)* 10-27  --  Long-Term Executive Incentive Share Plan Deferred
                Compensation Agreement.
(A)* 10-28  --  Employment Contract for A. E. Kintigh.
(A)* 10-29  --  Form of Severance Agreement for Senior Vice Presidents.
(A)* 10-30  --  Form of Severance Agreement for Senior Vice Presidents
                Amendment No. 1.
(A)* 10-31  --  Form of Severance Agreement for Senior Vice Presidents
                Amendment No. 2.
(A)* 10-32  --  Form of Severance Agreement for Senior Vice Presidents
                Amendment No. 3.
(A)* 10-33  --  Employee Invention and Confidentiality Agreement
                (Existing Executive).
(A)* 10-34  --  Employee Invention and Confidentiality Agreement
                (Existing Executive) Amendment No. 1.
(A)  10-35  --  Amended Employee Invention and Confidentiality Agreement
                with J. H. Roskoz.
(A)* 10-36  --  Deferred Compensation Plan for Salaried Employees.
(A)* 10-37  --  Employment Agreement for W. W. von Schack.
(A)* 10-38  --  Employment Agreement for W. W. von Schack Amendment
                No. 1.
(A)* 10-39  --  Employment Agreement for W. W. von Schack Amendment
                No. 2.
(A)* 10-40  --  Employment Agreement for W. W. von Schack Amendment
                No. 3.
(A)  10-41  --  Employment Agreement for M. I. German.

___________________________________
 *   Incorporated by reference.
(A)  Management contract or compensatory plan or arrangement.

                     EXHIBIT INDEX (Cont'd)

(A)* 10-42  --  1997 Stock Option Plan.
(A)* 10-43  --  Non-Statutory Stock Option Award Agreement.
(A)  10-44  --  1998 Non-Statutory Stock Option Award Agreement.
(A)  10-45  --  Separation Agreement with J. H. Roskoz.

     12     --  Computation of Ratio of Earnings to Fixed Charges.
     21     --  Subsidiaries.
     23     --  Consent of Coopers & Lybrand L.L.P. to incorporation by by reference into certain registration statements.
     27     --  Financial Data Schedule.
     99-1   --  Form 11-K for New York State Electric & Gas Corporation
                Tax Deferred Savings Plan for Salaried Employees.
     99-2   --  Form 11-K for New York State Electric & Gas Corporation
                Tax Deferred Savings Plan for Hourly Paid Employees.
    *99-3   --  Order of the PSC modifying and approving the Agreement
                Concerning the Competitive Rate and Restructuring Plan
                of New York State Electric & Gas Corporation.
     99-4   --  Opinion and Order of the PSC adopting terms of
                settlement subject to modifications and conditions.




























___________________________________
 *   Incorporated by reference.
(A)  Management contract or compensatory plan or arrangement.