Form 10-Q
period 1998-03-31
NEW YORK STATE ELECTRIC & GAS CORP
filed 1998-05-14
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      March 31, 1998
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of April 30, 1998 was 64,508,477.

                            TABLE OF CONTENTS

                                 PART I


                                                            Page

Item 1.      Financial Statements . . . . . . . . . . . . . .  1


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             (a)    Liquidity and Capital Resources . . . . .  6
             (b)    Results of Operations . . . . . . . . . .  8





                                 PART II

Item 4.      Submission of Matters to a Vote
             of Security Holders. . . . . . . . . . . . . . .  9


Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 10
             (b)    Reports on Form 8-K . . . . . . . . . . . 10



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 11

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)

                                                     Three Months
Periods Ended March 31                            1998          1997
                                         (Thousands, except per share amounts)

Operating Revenues
 Electric . . . . . . . . . . . . . . . .       $505,588      $451,270
 Natural gas. . . . . . . . . . . . . . .        121,644       136,867
                                               ----------    ----------
    Total Operating Revenues. . . . . . .        627,232       588,137
                                               ----------    ----------
Operating Expenses
 Fuel used in electric generation . . . .         59,092        59,983
 Electricity purchased. . . . . . . . . .        146,211        93,212
 Natural gas purchased. . . . . . . . . .         57,137        60,407
 Other operating expenses . . . . . . . .         73,168        79,561
 Maintenance. . . . . . . . . . . . . . .         31,948        23,917
 Depreciation and amortization. . . . . .         47,594        48,289
 Other taxes. . . . . . . . . . . . . . .         54,940        55,241
                                               ----------    ----------
    Total Operating Expenses. . . . . . .        470,090       420,610
                                               ----------    ----------
Operating Income. . . . . . . . . . . . .        157,142       167,527
Interest Charges, Net . . . . . . . . . .         30,636        30,626
Other Income and Deductions . . . . . . .          2,722         4,768
                                               ----------    ----------
Income Before Federal Income Taxes  . . .        123,784       132,133
Federal Income Taxes. . . . . . . . . . .         45,344        50,156
                                               ----------    ----------
Net Income. . . . . . . . . . . . . . . .         78,440        81,977
Preferred Stock Dividends . . . . . . . .          2,269         2,315
                                               ----------    ----------
Earnings Available for Common Stock . . .        $76,171       $79,662
                                               ==========    ==========

Earnings Per Share, basic and diluted . .          $1.15         $1.15

Dividends Per Share . . . . . . . . . . .           $.35          $.35

Average Shares Outstanding. . . . . . . .         66,408        69,353












The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                          March 31,    Dec. 31,
                                                            1998         1997
                                                               (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .    $17,005      $8,168
 Special deposits . . . . . . . . . . . . . . . . . . .      2,309       3,170
 Accounts receivable, net . . . . . . . . . . . . . . .    175,416     189,008
 Fuel, at average cost. . . . . . . . . . . . . . . . .     24,198      43,706
 Materials and supplies, at average cost. . . . . . . .     42,639      41,561
 Prepayments. . . . . . . . . . . . . . . . . . . . . .     89,407      68,452
 Accumulated deferred federal income
   tax benefits, net. . . . . . . . . . . . . . . . . .     10,206       2,148
                                                        ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .    361,180     356,213

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  5,260,270   5,234,725
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    577,571     576,683
 Common . . . . . . . . . . . . . . . . . . . . . . . .    146,138     152,034
                                                        ----------  ----------
                                                         5,983,979   5,963,442
 Less accumulated depreciation. . . . . . . . . . . . .  2,110,476   2,093,274
                                                        ----------   ----------
    Net Utility Plant in Service. . . . . . . . . . . .  3,873,503   3,870,168
 Construction work in progress. . . . . . . . . . . . .     43,468      52,104
                                                        ----------  ----------
    Total Utility Plant . . . . . . . . . . . . . . . .  3,916,971   3,922,272

Other Property and Investments, Net . . . . . . . . . .    143,026     143,449

Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .    241,545     243,129
  Environmental remediation costs . . . . . . . . . . .     82,800      82,900
  Unamortized debt expense. . . . . . . . . . . . . . .     75,196      76,418
  Demand-side management program costs. . . . . . . . .     64,466      64,466
  Other . . . . . . . . . . . . . . . . . . . . . . . .     73,153     113,637
                                                        ----------  ----------
 Total regulatory assets. . . . . . . . . . . . . . . .    537,160     580,550

 Other assets . . . . . . . . . . . . . . . . . . . . .     26,870      26,197
                                                        ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .    564,030     606,747
                                                        ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . . $4,985,207  $5,028,681
                                                        ==========  ==========




The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                         March 31,  Dec. 31,
                                                           1998       1997
                                                              (Thousands)
Liabilities

Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .     $7,984    $38,240
 Commercial paper . . . . . . . . . . . . . . . . . . .    105,000     58,000
 Accounts payable and accrued liabilities . . . . . . .    116,001    124,981
 Interest accrued . . . . . . . . . . . . . . . . . . .     35,314     20,500
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .     53,632      6,146
 Other. . . . . . . . . . . . . . . . . . . . . . . . .     59,086     79,631
                                                        ---------- ----------
   Total Current Liabilities. . . . . . . . . . . . . .    377,017    327,498

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes - unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .     98,382     99,126
  Deferred income taxes . . . . . . . . . . . . . . . .     82,627     81,986
  Other . . . . . . . . . . . . . . . . . . . . . . . .     41,940     79,709
                                                        ---------- ----------
 Total regulatory liabilities . . . . . . . . . . . . .    222,949    260,821

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    754,282    753,722
  Other postretirement benefits . . . . . . . . . . . .    123,990    117,760
  Environmental remediation costs . . . . . . . . . . .     82,800     82,900
  Other . . . . . . . . . . . . . . . . . . . . . . . .     73,490     73,021
                                                        ---------- ---------
 Total other liabilities. . . . . . . . . . . . . . . .  1,034,562  1,027,403

 Long-term debt . . . . . . . . . . . . . . . . . . . .  1,449,209  1,450,224
                                                        ---------- ----------
    Total Liabilities . . . . . . . . . . . . . . . . .  3,083,737  3,065,946

 Commitments                                                 -          -
 Preferred Stock Redeemable Solely at the
   Option of the Company. . . . . . . . . . . . . . . .    134,440    134,440
 Preferred Stock Subject to Mandatory
   Redemption Requirements. . . . . . . . . . . . . . .     25,000     25,000

 Common Stock Equity
  Common stock  . . . . . . . . . . . . . . . . . . . .    442,250    462,250
  Capital in excess of par value. . . . . . . . . . . .    717,836    811,648
  Retained earnings . . . . . . . . . . . . . . . . . .    621,387    568,844
  Treasury stock, at cost . . . . . . . . . . . . . . .    (39,443)   (39,447)
                                                        ---------- ----------
    Total Common Stock Equity . . . . . . . . . . . . .  1,742,030  1,803,295
                                                        ---------- ----------
    Total Liabilities and Stockholders' Equity  . . . . $4,985,207 $5,028,681
                                                        ========== ==========

The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)

                                                         Three Months
Periods Ended March 31                                 1998       1997
                                                          (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .   $78,440    $81,977
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . . .    47,594     48,289
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .    (5,575)   (11,038)
 Changes in current operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . .    13,592    (10,128)
   Prepayments. . . . . . . . . . . . . . . . . . .   (20,955)   (18,509)
   Inventory. . . . . . . . . . . . . . . . . . . .    18,430     11,312
   Accounts payable and accrued liabilities . . . .    (8,980)   (24,929)
   Taxes accrued. . . . . . . . . . . . . . . . . .    47,486     62,884
 Other, net . . . . . . . . . . . . . . . . . . . .     1,155     14,982
                                                      -------    -------
    Net Cash Provided by Operating Activities . . .   171,187    154,840
                                                      -------    -------
Investing Activities
 Utility plant capital expenditures . . . . . . . .   (39,012)   (25,995)
 Proceeds from governmental and other sources . . .       211        131
 Expenditures for other property and investments. .      (249)      (551)
                                                      -------    -------
    Net Cash Used in Investing Activities . . . . .   (39,050)   (26,415)
                                                      -------    -------
Financing Activities
 Repurchase of common stock . . . . . . . . . . . .  (114,023)    (7,246)
 Repayments of first mortgage bonds . . . . . . . .   (30,000)   (48,000)
 Changes in funds set aside for first
   mortgage bond repayments . . . . . . . . . . . .      -        25,000
 Long-term notes, net . . . . . . . . . . . . . . .      (380)      (456)
 Commercial paper, net. . . . . . . . . . . . . . .    47,000    (66,800)
 Dividends on common and preferred stock. . . . . .   (25,897)   (26,643)
                                                      -------    -------
    Net Cash Used in Financing Activities . . . . .  (123,300)  (124,145)
                                                      -------    -------

Net Increase in Cash and Cash Equivalents . . . . .     8,837      4,280
Cash and Cash Equivalents, Beginning of Period. . .     8,168      8,253
                                                      -------    -------
Cash and Cash Equivalents, End of Period. . . . . .   $17,005    $12,533
                                                      =======    =======

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .   $11,473    $14,216





The notes on page 6 are an integral part of the financial statements.

                   New York State Electric & Gas Corporation
           Consolidated Statements of Retained Earnings - (Unaudited)

                                                      Three Months
Periods Ended March 31                               1998      1997
                                                       (Thousands)

Balance, beginning of period. . . . . . . . . .    $568,844  $489,129
Add net income. . . . . . . . . . . . . . . . .      78,440    81,977
                                                   --------  --------
                                                    647,284   571,106

Deduct dividends on capital stock
 Preferred. . . . . . . . . . . . . . . . . . .       2,269     2,315
 Common . . . . . . . . . . . . . . . . . . . .      23,628    24,269
                                                   --------  --------
                                                     25,897    26,584


Balance, end of period. . . . . . . . . . . . .    $621,387  $544,522
                                                   ========  ========


































The notes on page 6 are an integral part of the financial statements.

Note 1.   Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of New York State Electric & Gas Corporation's (company) consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the company's annual report for the year ended December 31, 1997. Due to the seasonal nature of the company's operations, financial results for interim periods are not neces-sarily indicative of trends for a twelve-month period.

Note 2.   Reorganization

     On May 1, 1998, the company was reorganized into a holding company structure pursuant to an Agreement and Plan of Share Exchange (Plan of Exchange) between the company and Energy East Corporation (Energy East). The Plan of Exchange was approved on April 29, 1998 by more than two-thirds of the outstanding company common stock entitled to vote. As part of the reorganization, all outstanding common stock of the company was exchanged on a share-for-share basis for common stock of Energy East and the company became a subsidiary of Energy East. The company's common stock was delisted from the New York Stock Exchange. Energy East's common stock is listed on the New York Stock Exchange under the symbol NEG. The preferred stock and debt of the company were not exchanged and remain securities of the company.


Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Competitive Conditions (See Form 10-K for fiscal year ended
December 31, 1997, Item 7 - Liquidity and Capital Resources -
Competitive Conditions - Electric Industry, Natural Gas Industry and Accounting Issues.)

Electric Industry

Holding Company Structure: The company reorganized into a holding company structure on May 1, 1998. Subsidiaries under the holding company (Energy East) include the company, a generation company and an energy services company. The company is a regulated utility transmitting and delivering electricity, transporting and delivering natural gas, and generating electricity from its nuclear and hydroelectric stations. The generation company produces electricity from seven coal-fired stations. The energy services company conducts activities such as providing energy, financial and environmental services.

Generation Business: The company, on February 11, 1998, transferred its seven coal-fired generating stations to a generation subsidiary and commenced transferring associated assets and liabilities (collectively, the generation assets) to such subsidiary. This transfer of the associated assets and liabilities is substantially complete. The Public Service Commission of the State of New York (PSC) approved the company's auction protocols in April 1998. The company is in the process of auctioning the generation assets and will complete the auction process by August 1, 1999. Neither the company nor any affiliate will participate as a bidder in the auction. Any shortfall between the auction proceeds, net of taxes, and the net book value of the generation assets, less funded deferred taxes, will be recovered by the company through a competitive transition charge and any excess will be used to write down the company's 18% investment in Nine Mile Point nuclear generating unit No. 2. Any additional excess will be used by the company as directed by the PSC.

Natural Gas Industry

Joint Venture with Central Maine Power Company (CMP): The company and CMP signed an agreement in November 1997 to form a jointly-owned company to distribute natural gas to Maine and New Hampshire customers in areas not currently served by a natural gas utility. Various regulatory approvals are required before the joint venture can operate a new natural gas distribution service. The joint venture received conditional approval from the Maine Public Service Commission in March 1998 to provide service to 60 Maine towns. Unconditional approval is expected later this year. This project is dependent upon construction of two pipelines from Canada which are expected to begin in mid-1998 and early 1999. The joint venture's plans have been developed to coincide with these construction schedules, with initial service to customers anticipated by the end of 1998.


Investing Activities

     Capital expenditures for the first three months of 1998 were $39 million. The company estimates its capital expenditures for 1998 will be about $150 million, primarily for extension of service and necessary improvements to existing facilities. These expenditures are expected to be financed entirely with internally generated funds.

Financing Activities

     During the first quarter of 1998 the company redeemed $30 million of 6 1/2% Series first mortgage bonds due September 1, 1998. The company also repurchased three million shares of common stock as part of its common stock repurchase program.

     In April 1998 the board of directors increased the quarterly common stock dividend rate from 35 cents to 40 cents per share.
This 14% increase is effective with the quarterly dividend payable
May 15, 1998.

(b) Results of Operations

                                    Three Months Ended March 31,
                                     1998        1997     Change
                           (Thousands, except per share amounts)

Total Operating Revenues           $627,232    $588,137      7%
Operating Income                   $157,142    $167,527     (6%)
Earnings Available for
  Common Stock                      $76,171     $79,662     (4%)
Average Shares Outstanding           66,408      69,353     (4%)
Earnings Per Share,
  basic and diluted                   $1.15       $1.15      -
Dividends Per Share                    $.35        $.35      -


     Earnings per share for the first quarter of 1998 were unchanged compared to the prior year. The benefits of management's cost control efforts and a reduction in the number of common shares outstanding increased earnings per share. Those increases were offset by lower electric and natural gas retail deliveries because of unusually warm weather and expenses related to a major ice storm that hit the Northeast in January.


Operating Results by Business Segment

Electric                            Three Months Ended March 31,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
  Megawatt-hours                      3,390       3,492     (3%)
Operating Revenues                 $505,588    $451,270     12%
Operating Expenses                 $384,321    $331,969     16%
Operating Income                   $121,267    $119,301      2%


     Electric retail deliveries decreased because of unusually warm weather this quarter.

     The $54 million increase in electric operating revenues is primarily due to a $63 million increase in revenues from wholesale deliveries, partially offset by a $15 million decrease in revenues because of lower retail deliveries that resulted from the unusually warm weather.

     The $52 million increase in electric operating expenses for the three months was primarily due to a $56 million increase in electricity purchased for wholesale deliveries, partially offset by a $3 million decrease in electricity purchased for retail deliveries.

Natural Gas                         Three Months Ended March 31,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
   Dekatherms                        21,279      23,419     (9%)
Operating Revenues                 $121,644    $136,867    (11%)
Operating Expenses                  $85,769     $88,641     (3%)
Operating Income                    $35,875     $48,226    (26%)


     The $15 million decrease in natural gas operating revenues was primarily due to lower retail deliveries that resulted from the unusually warm weather.

     Natural gas operating expenses decreased $3 million primarily due to a decrease in the amount of natural gas purchased.


PART II - OTHER INFORM                      ATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of stockholders of the company was held on April 29, 1998. The following matters were voted upon:

(a)  Approval of the Agreement and Plan of Share Exchange:

     Shares For:         45,899,062
     Shares Against:      4,600,980
     Shares Abstain:        713,992
     Broker "Non Voted":  5,207,347

(b)  The election of three directors:

                             Cumulative        Cumulative
        Nominees              Votes For      Votes Withheld

     James A. Carrigg        54,996,584         1,424,797
     Paul L. Gioia           55,070,986         1,350,395
     Ben E. Lynch            55,042,910         1,378,471

(c) A stockholder proposal relating to a percentage reduction in director remuneration based on a dividend reduction was defeated:

     Shares For:          5,576,268
     Shares Against:     43,495,812
     Shares Abstain:      1,740,651
     Broker "Non Voted":  5,608,650

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - See Exhibit Index.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter.




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


                       NEW YORK STATE ELECTRIC & GAS CORPORATION
                                     (Registrant)



                       By          Sherwood J. Rafferty
                                   Sherwood J. Rafferty
                                Senior Vice President and
                                 Chief Financial Officer


Date:  May 14, 1998

                               EXHIBIT INDEX

(1)  The following exhibit is delivered with this report:

     27  -  Financial Data Schedule.


(2)  The following exhibit is incorporated herein by reference:

     2-1 -  Agreement and Plan of Share Exchange between
            New York State Electric & Gas Corporation and
            Energy East Corporation, filed in Registration
            No. 333-37997 as Exhibit 2-1.