Form 10-Q
period 1998-06-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 1998-08-13
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      June 30, 1998
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of July 31, 1998 was 64,508,477. All shares were held by Energy East Corporation.

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
             (b)    Results of Operations . . . . . . . . . . 10





                                 PART II

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . 13

Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 15
             (b)    Reports on Form 8-K . . . . . . . . . . . 15



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 16

                          PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)


                                          Three Months         Six Months
Periods Ended June 30                     1998     1997      1998      1997
                                        (Thousands, except per share amounts)

Operating Revenues
 Electric . . . . . . . . . . . . . .  $404,768 $411,453   $910,356   $862,723
 Natural gas. . . . . . . . . . . . .    54,535   58,917    176,179    195,784
                                        -------  -------  ---------  ---------
    Total Operating Revenues. . . . .   459,303  470,370  1,086,535  1,058,507
                                        -------  -------  ---------  ---------
Operating Expenses
 Fuel used in electric generation . .    20,991   52,706     80,083    112,689
 Electricity purchased. . . . . . . .   142,629   98,247    288,840    191,459
 Natural gas purchased. . . . . . . .    31,251   28,462     88,388     88,869
 Other operating expenses . . . . . .    67,391   80,967    140,559    160,528
 Maintenance. . . . . . . . . . . . .    20,702   30,550     52,650     54,467
 Depreciation and amortization. . . .    37,044   48,027     84,638     96,316
 Other taxes. . . . . . . . . . . . .    45,960   48,668    100,900    103,909
                                        -------  -------  ---------  ---------
    Total Operating Expenses. . . . .   365,968  387,627    836,058    808,237
                                        -------  -------  ---------  ---------
Operating Income. . . . . . . . . . .    93,335   82,743    250,477    250,270
Interest Charges, Net . . . . . . . .    29,630   29,882     60,266     60,508
Other Income and Deductions . . . . .       706    4,578      3,428      9,346
                                        -------  -------  ---------  ---------
Income Before Federal Income Taxes. .    62,999   48,283    186,783    180,416
Federal Income Taxes. . . . . . . . .    26,833   22,008     72,177     72,164
                                        -------  -------  ---------  ---------
Net Income. . . . . . . . . . . . . .    36,166   26,275    114,606    108,252
Preferred Stock Dividends . . . . . .     2,260    2,352      4,529      4,667
                                        -------  -------  ---------  ---------
Earnings Available for Common Stock .   $33,906  $23,923   $110,077   $103,585
                                        =======  =======  =========  =========















The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                          June 30,     Dec. 31,
                                                            1998         1997
                                                               (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .     $7,439      $8,168
 Special deposits . . . . . . . . . . . . . . . . . . .      3,008       3,170
 Accounts receivable, net . . . . . . . . . . . . . . .     92,594     189,008
 Loan receivable - associated company . . . . . . . . .    129,865        -
 Fuel, at average cost. . . . . . . . . . . . . . . . .     17,061      43,706
 Materials and supplies, at average cost. . . . . . . .     10,242      41,561
 Prepayments. . . . . . . . . . . . . . . . . . . . . .     72,418      68,452
 Accumulated deferred federal income
   tax benefits, net. . . . . . . . . . . . . . . . . .       -          2,148
                                                        ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .    332,627     356,213

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  3,335,000   5,234,725
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    583,211     576,683
 Common . . . . . . . . . . . . . . . . . . . . . . . .    142,905     152,034
                                                        ----------  ----------
                                                         4,061,116   5,963,442
 Less accumulated depreciation. . . . . . . . . . . . .  1,305,955   2,093,274
                                                        ----------   ----------
    Net Utility Plant in Service. . . . . . . . . . . .  2,755,161   3,870,168
 Construction work in progress. . . . . . . . . . . . .     28,937      52,104
                                                        ----------  ----------
    Total Utility Plant . . . . . . . . . . . . . . . .  2,784,098   3,922,272

Other Property and Investments, Net . . . . . . . . . .     98,005     143,449

Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .    190,242     243,129
  Unamortized debt expense. . . . . . . . . . . . . . .     73,974      76,418
  Demand-side management program costs. . . . . . . . .     64,466      64,466
  Environmental remediation costs . . . . . . . . . . .     62,500      82,900
  Other . . . . . . . . . . . . . . . . . . . . . . . .    132,549     113,637
                                                        ----------  ----------
 Total regulatory assets. . . . . . . . . . . . . . . .    523,731     580,550

 Other assets . . . . . . . . . . . . . . . . . . . . .     24,677      26,197
                                                        ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .    548,408     606,747
                                                        ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . . $3,763,138  $5,028,681
                                                        ==========  ==========


The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                         June 30,    Dec. 31,
                                                           1998        1997
 Liabilities                                                  (Thousands)

Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .     $2,023    $38,240
 Current portion of preferred stock . . . . . . . . . .     30,000       -
 Commercial paper . . . . . . . . . . . . . . . . . . .     70,000     58,000
 Accounts payable and accrued liabilities . . . . . . .     98,020    124,981
 Interest accrued . . . . . . . . . . . . . . . . . . .     19,658     20,500
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .     38,421      6,146
 Accumulated deferred federal income taxes, net . . . .     19,812       -
 Other. . . . . . . . . . . . . . . . . . . . . . . . .     53,208     79,631
                                                        ---------- ----------
   Total Current Liabilities. . . . . . . . . . . . . .    331,142    327,498

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    101,499     81,986
  Deferred income taxes - unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .     74,428     99,126
  Other . . . . . . . . . . . . . . . . . . . . . . . .     41,067     79,709
                                                        ---------- ----------
 Total regulatory liabilities . . . . . . . . . . . . .    216,994    260,821

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    449,643    753,722
  Other postretirement benefits . . . . . . . . . . . .    130,263    117,760
  Environmental remediation costs . . . . . . . . . . .     82,500     82,900
  Other . . . . . . . . . . . . . . . . . . . . . . . .     81,007     73,021
                                                        ---------- ----------
 Total other liabilities. . . . . . . . . . . . . . . .    743,413  1,027,403

 Long-term debt . . . . . . . . . . . . . . . . . . . .  1,441,163  1,450,224
                                                        ---------- ----------
    Total Liabilities . . . . . . . . . . . . . . . . .  2,732,712  3,065,946

 Commitments                                                 -          -
 Preferred Stock Redeemable Solely at the
   Option of the Company. . . . . . . . . . . . . . . .    104,440    134,440
 Preferred Stock Subject to Mandatory
   Redemption Requirements. . . . . . . . . . . . . . .     25,000     25,000

 Common Stock Equity
  Common stock  . . . . . . . . . . . . . . . . . . . .    430,057    462,250
  Capital in excess of par value. . . . . . . . . . . .    429,740    811,648
  Retained earnings . . . . . . . . . . . . . . . . . .     41,189    568,844
  Treasury stock, at cost . . . . . . . . . . . . . . .       -       (39,447)
                                                        ---------- ----------
    Total Common Stock Equity . . . . . . . . . . . . .    900,986  1,803,295
                                                        ---------- ----------
    Total Liabilities and Stockholder's Equity  . . . . $3,763,138 $5,028,681
                                                        ========== ==========
The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
               Consolidated Statements of Cash Flows - (Unaudited)

                                                          Six Months
Periods Ended June 30                                  1998        1997
                                                          (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .  $114,606   $108,252
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . . .    84,638     96,316
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .    (5,980)   (23,381)
 Changes in current operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . .    96,414     53,485
   Loan receivable. . . . . . . . . . . . . . . . .  (129,865)      -
   Inventory. . . . . . . . . . . . . . . . . . . .    57,964        957
   Accounts payable and accrued liabilities . . . .   (26,961)   (28,658)
   Taxes accrued. . . . . . . . . . . . . . . . . .    32,275     42,825
 Other, net . . . . . . . . . . . . . . . . . . . .    82,342     27,146
                                                      -------    -------
    Net Cash Provided by Operating Activities . . .   305,433    276,942
                                                      -------    -------
Investing Activities
 Utility plant capital expenditures . . . . . . . .   (74,403)   (55,842)
 Proceeds from governmental and other sources . . .       316        911
 Expenditures for other property and investments. .    25,670       (804)
                                                      -------    -------
    Net Cash Used in Investing Activities . . . . .   (48,417)   (55,735)
                                                      -------    -------
Financing Activities
 Repurchase of common stock . . . . . . . . . . . .  (114,023)    (7,254)
 Purchase of treasury stock . . . . . . . . . . . .      -       (39,565)
 Repayments of first mortgage bonds . . . . . . . .   (30,000)   (48,000)
 Changes in funds set aside for first
   mortgage bond repayments . . . . . . . . . . . .      -        25,000
 Long-term notes, net . . . . . . . . . . . . . . .      (736)    (1,667)
 Commercial paper, net. . . . . . . . . . . . . . .    12,000    (91,500)
 Dividends on common and preferred stock. . . . . .  (124,986)   (53,052)
                                                      -------    -------
    Net Cash Used in Financing Activities . . . . .  (257,745)  (216,038)
                                                      -------    -------

Net (Decrease) Increase in Cash and
  Cash Equivalents. . . . . . . . . . . . . . . . .      (729)     5,169
Cash and Cash Equivalents, Beginning of Period. . .     8,168      8,253
                                                      -------    -------
Cash and Cash Equivalents, End of Period. . . . . .    $7,439    $13,422
                                                      =======    =======

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .   $52,514    $55,230
  Income taxes. . . . . . . . . . . . . . . . . . .   $37,346    $53,661


The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)



                                                        Six Months
Periods ended June 30                                 1998      1997
                                                        (Thousands)

Balance, beginning of period. . . . . . . . . .    $568,844  $489,129
Add net income. . . . . . . . . . . . . . . . .     114,606   108,252
                                                   --------  --------
                                                    683,450   597,381

Deduct dividends on capital stock
 Preferred. . . . . . . . . . . . . . . . . . .       4,529     4,667
 Common . . . . . . . . . . . . . . . . . . . .     120,391    48,244
                                                   --------  --------
                                                    124,920    52,911
Deduct
Transfer of NGE Generation, Inc. and NGE
Enterprises, Inc. to parent . . . . . . . . . .     517,341      -
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .     $41,189  $544,470
                                                   ========  ========




























The notes on page 6 are an integral part of the financial statements.

Note 1.   Holding Company Formation

     On May 1, 1998, New York State Electric & Gas Corporation (NYSEG or company) was reorganized into a holding company structure pursuant to an Agreement and Plan of Share Exchange between NYSEG and Energy East Corporation (Energy East). NYSEG's outstanding common stock was exchanged on a share-for-share basis for Energy East's common stock and Energy East became the parent of NYSEG. Energy East's common stock is listed on the New York Stock Exchange under the symbol NEG. NYSEG's common stock was delisted from the New York Stock Exchange. The preferred stock and debt of NYSEG were not exchanged and remain securities of NYSEG. The unaudited consolidated financial statements reflect the transfer at book value of NYSEG's ownership interests in NGE Generation, Inc. (GenSub) and NGE Enterprises, Inc. (NGE Enterprises) to Energy East. This transfer reduced NYSEG's assets, liabilities and common stock equity by $1,059 million, $279 million and $780 million, respectively. (See Item 2(a) - Liquidity and Capital Resources - Competitive Conditions - Electric Industry, Generation Business.)

Note 2.   Principles of Consolidation

     NYSEG's 1997 consolidated financial statements include NYSEG, assets transferred to GenSub in February 1998, NGE Enterprises and Somerset Railroad Corporation. NYSEG's 1998 consolidated financial statements do not include GenSub and NGE Enterprises beginning May 1, 1998, the effective date of the reorganization into a holding company structure.

Note 3.   Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the company's consolidated results for the interim periods. All such adjustments, other than those related to the reorganization into a holding company structure noted above, are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the company's annual report for the year ended December 31, 1997. Due to the seasonal nature of the company's operations, financial results for interim periods are not neces-sarily indicative of trends for a twelve-month period.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Competitive Conditions (See Form 10-K for the fiscal year ended December 31, 1997, Item 7 - Liquidity and Capital Resources - Competitive Conditions - Electric Industry, Natural Gas Industry and Accounting Issues; and Form 10-Q for the quarter ended March 31, 1998, Item 2(a) - Liquidity and Capital Resources - Competitive Conditions - Electric Industry and Natural Gas Industry.)


Holding Company Structure

      On May 1, 1998, Energy East became the parent of NYSEG. The unaudited consolidated financial statements reflect the transfer at book value of NYSEG's ownership interests in GenSub and NGE Enterprises to Energy East. NYSEG is a regulated utility transmitting and delivering electricity, transporting and delivering natural gas, and generating electricity from its nuclear and hydroelectric stations. GenSub produces electricity from seven coal-fired stations. NGE Enterprises, a holding company, has subsidiaries that provide energy services.


Electric Industry

Generation Business: All of GenSub's generating units are in service for the summer peak load period, including the two units, with a total generating capacity of 92 megawatts, that were placed on long-term cold standby in 1995 and 1996.

     The company put GenSub's seven coal-fired generating stations and associated assets and liabilities up for auction earlier this year. The company and GenSub accepted offers totaling $1.85 billion from The AES Corporation and Edison Mission Energy in August 1998, for the generation assets. The contract with The AES Corporation is for the purchase of the generation assets in New York State, and the contract with Edison Mission Energy is for the purchase of the Homer City Generating Station in Pennsylvania. The total sales price provides full recovery of the net book value of the generation assets. There are a number of items such as depreciation, book value of inventories and taxes that between now and the date of the closing will affect the financial statements as the company and GenSub continue to precisely define the specific costs of the items included in the transactions. Pursuant to the company's restructuring plan approved by the Public Service Commission of the State of New York (PSC) in January 1998 all proceeds, net of taxes and transaction costs, in excess of the net book value of the generation assets, less funded deferred taxes, will be used to write down the company's 18% investment in Nine Mile Point nuclear generating unit No. 2.

     This transaction, including the writeoff and writedown of coal-fired and nuclear generation assets, and corresponding common stock equity, will not adversely affect the company's financial condition. For regulatory purposes, any reduction in the common stock equity balance resulting from such writeoff and writedown of the generation assets, or the repurchase of common stock, is eliminated before the company's electric return on equity is calculated in accordance with the 12% earnings cap approved by the PSC in January 1998 in the company's restructuring plan.

     The company and GenSub will file with the appropriate regulatory bodies seeking approval of the sales, and the sales are expected to close early next year. The company's parent, Energy East, plans to use the proceeds from the sales to repurchase common stock and expand its energy distribution system throughout the Northeast.

FERC Orders 888 and 889: The Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889 in April 1996, adopting rules to facilitate the development of competitive wholesale electricity markets by opening up transmission services and to address the resulting stranded costs. In subsequent orders the FERC generally affirmed Orders 888 and 889. Various parties, including the company, have filed petitions for review of these orders with the United States Courts of Appeals in various circuits.

     The FERC accepted, in February 1997, a compliance filing of the New York Power Pool (NYPP), of which the company is a member, in response to Order 888. NYPP members submitted additional filings to the FERC in 1997 proposing the restructuring of the NYPP by establishing an Independent System Operator (NYISO), a Power Exchange and a New York State Reliability Council (NYSRC). The FERC approved the formation of the NYISO and NYSRC in June 1998 and indicated that it would later rule on the rates, terms and conditions of service to be implemented by the NYISO under the NYISO tariff. These additional FERC rulings are needed before the NYISO, NYSRC and the restructured market can commence operation. The company is unable to predict the outcome that the remaining FERC proceedings will have on the NYISO and their ultimate effect on the company's financial position or results of operations.


Natural Gas Industry

Joint Venture with Central Maine Power Company: The Maine Public Utilities Commission approved the joint venture's application to provide natural gas service to the Augusta, Bangor, Bath-Brunswick, Bethel, Waterville and Windham communities. The joint venture's plans have been developed to coincide with the construction schedules of two pipelines from Canada, with initial service to customers anticipated by the end of 1998.

NYSEG's Natural Gas Rate Settlement Agreement: The company filed a natural gas rate settlement agreement with the Public Service Commission of the State of New York (PSC) on May 26, 1998. Subject to final approval by the PSC, this settlement agreement will reduce prices for most customers. The settlement agreement is expected to become effective September 1, 1998 and continue through August 31, 2002.

     The settlement agreement provides for a reduction of $26.9 million, or 2.2%, in the company's natural gas revenues over the term of the agreement. An earnings sharing mechanism in the settlement agreement provides that any excess of the average earned equity returns, as determined for the first 24 months of the agreement and then for the remaining term of the agreement, will be shared equally between customers and shareholders. If the company's gas-related equity ratio is 48% or higher, the average earned equity return sharing threshold will be 13%. If the gas-related equity ratio is below 48%, the average earned equity return sharing threshold will be 12.5%.

Investing Activities

     Capital expenditures for the first six months of 1998 were $74 million. The company estimates its capital expenditures for 1998 will be about $140 million, primarily for extension of service and necessary improvements to existing facilities. These expenditures are expected to be financed entirely with internally generated funds.

Financing Activities

     In July 1998 the company redeemed, at a premium, $30 million of 6.48% preferred stock.

Forward-Looking Statements
     This Form 10-Q quarterly report includes certain forward-looking statements that are based upon management's current expectations and information currently available. Whenever used in this report, the words "estimate," "expect," or similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, regulatory developments; the rapidly changing and increasingly competitive electric and natural gas utility markets; the ability to obtain adequate and timely rate relief; cost recovery, including the potential effect of stranded costs; legal or administrative proceedings; business conditions; technological developments; changes in the cost or availability of capital; labor developments; nuclear or environmental incidents; factors affecting the utility industry in general, such as deregulation and unbundling of energy services; weather conditions; changes in fuel supply or cost; and other considerations that may be disclosed from time to time in the company's publicly disseminated documents and filings. The company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
(b) Results of Operations

                                     Three Months Ended June 30,
                                     1998        1997     Change
                                        (Thousands)

Total Operating Revenues           $459,303    $470,370     (2%)
Operating Income                    $93,335     $82,743     13%
Earnings Available for
  Common Stock                      $33,906     $23,923     42%


     Excluding the effect of the transfer of GenSub and NGE Enterprises to NYSEG's parent as part of the reorganization into a holding company structure on May 1, 1998, earnings for the three months increased primarily due to cost control efforts and higher electric deliveries partially offset by lower natural gas deliveries due to warmer weather.


                                     Six Months Ended June  30,
                                     1998        1997     Change
                                        (Thousands)

Total Operating Revenues         $1,086,535  $1,058,507      3%
Operating Income                   $250,477    $250,270      -
Earnings Available for
  Common Stock                     $110,077    $103,585      6%


     Excluding the effect of the transfer of GenSub and NGE Enterprises to NYSEG's parent as part the reorganization into a holding company structure on May 1, 1998, earnings for the six months increased due to cost control efforts and higher electric wholesale deliveries. Those increases were partially offset by lower electric and natural gas retail deliveries primarily because of unusually warm weather during the heating season in the first quarter of this year.

Operating Results by Business Segment


Electric                             Three Months Ended June 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
  Megawatt-hours                      3,130       3,071      2%
Operating Revenues                 $404,768    $411,453     (2%)
Operating Expenses                 $309,623    $334,939     (8%)
Operating Income                    $95,145     $76,514     24%


     Excluding the effect of the transfer of GenSub and NGE Enterprises to NYSEG's parent as part of the reorganization into a holding company structure on May 1, 1998, operating revenues increased due to higher electric deliveries. Operating expenses increased for the three months primarily due to an increase in electricity purchased for wholesale deliveries, partially offset by a decrease in electricity purchased for retail deliveries and a decrease in various operating and maintenance costs.


                                       Six Months Ended June 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
  Megawatt-hours                      6,520       6,563     (1%)
Operating Revenues                 $910,356    $862,723      6%
Operating Expenses                 $693,944    $666,908      4%
Operating Income                   $216,412    $195,815     11%


     Excluding the effect of the transfer of GenSub and NGE Enterprises to NYSEG's parent as part of the reorganization into a holding company structure on May 1, 1998, operating revenues for the six months increased primarily due to higher wholesale deliveries, partially offset by a decrease in retail deliveries. Operating expenses for the six months increased primarily due to an increase in electricity purchased for wholesale deliveries partially offset by a decrease in electricity purchased for retail deliveries and a decrease in various operating and maintenance costs.

Natural Gas                          Three Months Ended June 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
   Dekatherms                         9,305      10,889    (15%)
Operating Revenues                  $54,535     $58,917     (7%)
Operating Expenses                  $56,345     $52,688      7%
Operating Income                    ($1,810)     $6,229   (129%)


     Natural gas retail deliveries decreased because of warmer weather this quarter.

     The decrease in natural gas operating revenues was primarily due to lower retail deliveries, partially offset by increases in wholesale sales and other revenues and a more favorable sales mix.

     Natural gas operating expenses increased primarily due to an increase in the amount of natural gas purchased.



                                       Six Months Ended June 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
   Dekatherms                        30,584      34,308    (11%)
Operating Revenues                 $176,179    $195,784    (10%)
Operating Expenses                 $142,114    $141,329      1%
Operating Income                    $34,065     $54,455    (37%)


     Natural gas operating revenues decreased for the six months due to lower retail deliveries, primarily due to warmer weather.
That decrease was partially offset by increases in wholesale sales and other revenues and a more favorable sales mix.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

(a) By letter dated April 20, 1992, the Environmental Protection Agency (EPA) notified the company that it had been identified as a potentially responsible party (PRP) at the Bern Metal Removal Site (Bern Metal Site) in Buffalo, New York. Six other PRPs have been identified by the EPA. The EPA has taken response actions at the Bern Metal Site, including investigation, excavation, and removal of drums and contaminated soil, and implementation of measures to prevent surface water run-off. The EPA demanded that the company reimburse the EPA Hazardous Substances Superfund $2 million in response costs incurred to date by the EPA, with interest accruing from the date of the demand. In September 1995 the company and the EPA reached an agreement on a consent order under which the company would pay the sum of $10,000 in return for a covenant by the EPA not to sue the company for the EPA's response costs, and to protect the company from claims of contribution by other PRPs for such costs incurred to date. The consent order was approved and in July 1998 the company paid $10,000 to the EPA. (See Form 10-K for the fiscal year ended December 31, 1997, Item 3. Legal Proceedings.)


(b) On May 22, 1998, the company, along with fifteen other parties, received a special notice pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) from the EPA, asking whether the recipients wished to voluntarily finance or perform the remedial design and remedial action at the Rosen Brothers Site in the City of Cortland, New York. The estimated total present-worth cost of the selected remedy is $3,140,000. The EPA also requested reimbursement of past costs at the site of approximately $692,000, plus interest. Pursuant to the special notice procedures of CERCLA, the company, along with certain other parties that received the special notice, submitted a "good faith offer" on July 21, 1998, to voluntarily contribute to the cost of the remedial design and remedial action. The company has entered into discussions with the other PRPs at the site in an attempt to reach an agreement concerning allocation of costs. Such discussions are proceeding under the supervision of an alternative dispute resolution specialist retained by the EPA. (See Form 10-K for the fiscal year ended December 31, 1997, Item 3. Legal Proceedings.)

(c) The company, on June 15, 1998, commenced an action in the New York State Supreme Court, Tompkins County against Niagara Mohawk Power Corporation (NiMo) seeking an order enjoining NiMo from transferring operating responsibility for the Nine Mile Point nuclear generating unit No. 2 (NMP2) to the New York Nuclear Operating Company (NYNOC) without the company's consent. The company has an undivided 18% interest in NMP2, which is operated by NiMo. Ownership of NMP2 is shared with NiMo 41%, Long Island Power Authority 18%, Rochester Gas and Electric Corporation 14% and Central Hudson Gas & Electric Corporation 9%. The lawsuit also seeks to recover damages for funds used by NiMo to promote the establishment of NYNOC and the transfer of operating responsibility for NMP2 to NYNOC. NYNOC was established for the purpose of assuming operation of all of the nuclear generating units in New York State. The company believes that the establishment of NYNOC will not result in either improved operational performance or reduced costs sufficient to offset the development and implementation expenses likely to be incurred by its creation. On July 7, 1998, the company served an amended complaint on NiMo alleging that NiMo had breached its fiduciary obligation to the company by engaging in negotiations with a third party for the sale of NMP2, including the company's share, without advising the company of those negotiations or allowing it to participate in the negotiations and by NiMo conducting the negotiations in a manner designed to limit the interest of the third party in purchasing NMP2.

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


                       NEW YORK STATE ELECTRIC & GAS CORPORATION
                                     (Registrant)



                       By          Sherwood J. Rafferty
                                   Sherwood J. Rafferty
                                Senior Vice President and
                                 Chief Financial Officer


Date:  August 13, 1998

                               EXHIBIT INDEX
(a)  The following exhibits are delivered with this report:

Exhibit No.
    3-15 - By-Laws of the Company as amended June 5, 1998.
(A)10-46 - Retirement Plan for Directors Amendment No. 4.
(A)10-47 - Amended and Restated Directors Share Plan.
(A)10-48 - Amended and Restated Supplemental Executive Retirement
           Plan.
(A)10-49 - Amended and Restated Annual Executive Incentive Plan.
(A)10-50 - Amended and Restated Long-Term Executive Incentive
           Share Plan.
(A)10-51 - Form of Amendment to the Company's Severance
           Agreements.
(A)10-52 - Amended and Restated Employment Agreement for W. W.
           von Schack.
(A)10-53 - Amended and Restated Employment Agreement for M. I.
           German.
(A)10-54 - Amended and Restated Employment Agreement for K. M.
           Jasinski.
   27    - Financial Data Schedule.

































(A) Management contract or compensatory plan or arrangement.