Form 10-Q
period 1998-09-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 1998-11-13
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      September 30, 1998
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of October 31, 1998 was 64,508,477. All shares were held by Energy East Corporation.

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

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . 15

Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 16
             (b)    Reports on Form 8-K . . . . . . . . . . . 16



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 17

                          PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    New York State Electric & Gas Corporation
                 Consolidated Statements of Income - (Unaudited)



Periods Ended September 30                Three Months         Nine Months
                                          1998     1997      1998       1997
                                         (Thousands, except per share amounts)
Operating Revenues
 Electric . . . . . . . . . . . . . .  $407,740 $456,530 $1,318,096 $1,319,253
 Natural gas. . . . . . . . . . . . .    37,576   36,299    213,755    232,083
                                        -------  -------  ---------  ---------
      Total Operating Revenues. . . .   445,316  492,829  1,531,851  1,551,336
                                        -------  -------  ---------  ---------
Operating Expenses
 Fuel used in electric generation
  and electricity purchased . . . . .   152,304  163,416    521,227    467,564
 Natural gas purchased. . . . . . . .    23,537   21,608    111,925    110,477
 Other operating expenses . . . . . .    73,077  106,494    213,636    267,022
 Maintenance. . . . . . . . . . . . .    17,795   25,359     70,445     79,826
 Depreciation and amortization. . . .    28,573   46,062    113,211    142,378
 Other taxes. . . . . . . . . . . . .    46,418   49,064    147,318    152,973
                                        -------  -------  ---------  ---------
      Total Operating Expenses. . . .   341,704  412,003  1,177,762  1,220,240
                                        -------  -------  ---------  ---------
Operating Income. . . . . . . . . . .   103,612   80,826    354,089    331,096
Interest Charges, Net . . . . . . . .    29,585   29,623     89,851     90,131
Other Income and Deductions . . . . .     2,765    3,166      6,193     12,512
                                        -------  -------  ---------  ---------
Income Before Federal Income Taxes. .    71,262   48,037    258,045    228,453
Federal Income Taxes. . . . . . . . .    29,460   19,760    101,637     91,924
                                        -------  -------  ---------  ---------
Net Income. . . . . . . . . . . . . .    41,802   28,277    156,408    136,529
Preferred Stock Dividends . . . . . .     2,351    2,348      6,880      7,015
                                        -------  -------  ---------  ---------
Earnings Available for Common Stock .   $39,451  $25,929   $149,528   $129,514
                                        =======  =======  =========  =========

















The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                          Sep. 30,     Dec. 31,
                                                            1998         1997
                                                               (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .     $2,807      $8,168
 Special deposits . . . . . . . . . . . . . . . . . . .      4,498       3,170
 Accounts receivable, net . . . . . . . . . . . . . . .     87,739     189,008
 Loan receivable - associated company . . . . . . . . .    132,516        -
 Fuel, at average cost. . . . . . . . . . . . . . . . .     25,413      43,706
 Materials and supplies, at average cost. . . . . . . .      9,154      41,561
 Prepayments. . . . . . . . . . . . . . . . . . . . . .     99,007      68,452
 Accumulated deferred federal income
   tax benefits, net. . . . . . . . . . . . . . . . . .       -          2,148
                                                        ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .    361,134     356,213

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  3,355,878   5,234,725
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    591,864     576,683
 Common . . . . . . . . . . . . . . . . . . . . . . . .    145,476     152,034
                                                        ----------  ----------
                                                         4,093,218   5,963,442
 Less accumulated depreciation. . . . . . . . . . . . .  1,348,352   2,093,274
                                                        ----------   ----------
    Net Utility Plant in Service. . . . . . . . . . . .  2,744,866   3,870,168
 Construction work in progress. . . . . . . . . . . . .     24,438      52,104
                                                        ----------  ----------
    Total Utility Plant . . . . . . . . . . . . . . . .  2,769,304   3,922,272

Other Property and Investments, Net . . . . . . . . . .     58,924     143,449

Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .    190,014     243,129
  Unamortized debt expense. . . . . . . . . . . . . . .     72,752      76,418
  Demand-side management program costs. . . . . . . . .     64,466      64,466
  Environmental remediation costs . . . . . . . . . . .     61,800      82,900
  Other . . . . . . . . . . . . . . . . . . . . . . . .    131,238     113,637
                                                        ----------  ----------
 Total regulatory assets. . . . . . . . . . . . . . . .    520,270     580,550

 Other assets . . . . . . . . . . . . . . . . . . . . .     30,928      26,197
                                                        ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .    551,198     606,747
                                                        ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . . $3,740,560  $5,028,681
                                                        ==========  ==========



The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                         Sep. 30,    Dec. 31,
Liabilities                                                1998        1997
                                                              (Thousands)
Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .     $1,090    $38,240
 Commercial paper . . . . . . . . . . . . . . . . . . .     59,900     58,000
 Accounts payable and accrued liabilities . . . . . . .    136,481    124,981
 Interest accrued . . . . . . . . . . . . . . . . . . .     35,362     20,500
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .     42,309      6,146
 Other. . . . . . . . . . . . . . . . . . . . . . . . .     63,390     79,631
                                                        ---------- ----------
   Total Current Liabilities. . . . . . . . . . . . . .    338,532    327,498

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    100,381     81,986
  Deferred income taxes - unfunded future federal
   income taxes . . . . . . . . . . . . . . . . . . . .     74,159     99,126
  Other . . . . . . . . . . . . . . . . . . . . . . . .     43,453     79,709
                                                        ---------- ----------
 Total regulatory liabilities . . . . . . . . . . . . .    217,993    260,821

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    440,999    753,722
  Other postretirement benefits . . . . . . . . . . . .    136,770    117,760
  Environmental remediation costs . . . . . . . . . . .     81,800     82,900
  Other . . . . . . . . . . . . . . . . . . . . . . . .     77,680     73,021
                                                        ---------- ---------
 Total other liabilities. . . . . . . . . . . . . . . .    737,249  1,027,403

 Long-term debt . . . . . . . . . . . . . . . . . . . .  1,414,297  1,450,224
                                                        ---------- ----------
    Total Liabilities . . . . . . . . . . . . . . . . .  2,708,071  3,065,946

 Commitments                                                 -          -
 Preferred Stock Redeemable Solely at the
   Option of the Company. . . . . . . . . . . . . . . .    104,440    134,440
 Preferred Stock Subject to Mandatory
   Redemption Requirements. . . . . . . . . . . . . . .     25,000     25,000

 Common Stock Equity
  Common stock. . . . . . . . . . . . . . . . . . . . .    430,057    462,250
  Capital in excess of par value. . . . . . . . . . . .    430,114    811,648
  Retained earnings . . . . . . . . . . . . . . . . . .     42,878    568,844
  Treasury stock. . . . . . . . . . . . . . . . . . . .       -       (39,447)
                                                        ---------- ----------
    Total Common Stock Equity . . . . . . . . . . . . .    903,049  1,803,295
                                                        ---------- ----------
    Total Liabilities and Stockholder's Equity  . . . . $3,740,560 $5,028,681
                                                        ========== ==========
The notes on page 6 are an integral part of the financial statements.

  New York State Electric & Gas Corporation
    Consolidated Statements of Cash Flows - (Unaudited)

                                                         Nine Months
Periods Ended September 30                             1998        1997
                                                          (Thousands)

Operating Activities
 Net income . . . . . . . . . . . . . . . . . . .  $156,408   $136,529
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . .   113,211    142,378
   Federal income taxes and investment tax credits
     deferred, net .  . . . . . . . . . . . . . .      (936)   (23,164)
 Changes in current operating assets and liabilities
   Accounts receivable. . . . . . . . . . . . . .   101,269     68,630
   Loan receivable. . . . . . . . . . . . . . . .  (132,516)      -
   Inventory. . . . . . . . . . . . . . . . . . .    50,700     (5,870)
   Prepayments. . . . . . . . . . . . . . . . . .   (30,555)    (4,253)
   Accounts payable and accrued liabilities . . .    11,500    (25,177)
   Taxes accrued. . . . . . . . . . . . . . . . .    36,163     39,278
   Interest accrued . . . . . . . . . . . . . . .    14,862     13,354
 Other, net . . . . . . . . . . . . . . . . . . .    79,492     63,736
                                                     --------   --------
    Net Cash Provided by Operating Activities . .   399,598    405,441
                                                     --------   --------
Investing Activities
 Utility plant additions. . . . . . . . . . . . .   (94,657)   (90,821)
 Proceeds from governmental and other sources . .       319      1,041
 Other property and investment additions. . . . .    25,670    (53,179)
                                                     --------   --------
    Net Cash Used in Investing Activities . . . .   (68,668)  (142,959)
                                                     --------   --------
Financing Activities
 Repurchase of common stock . . . . . . . . . . .  (114,023)    (7,245)
 Purchase of treasury stock . . . . . . . . . . .      -       (39,565)
 Repayments of first mortgage bonds and
    preferred stock, including net premiums . . .   (60,600)   (73,000)
 Changes in funds set aside for first
    mortgage bond repayments. . . . . . . . . . .      -        25,000
 Long-term notes, net . . . . . . . . . . . . . .     1,465     (4,339)
 Commercial paper, net. . . . . . . . . . . . . .     1,900    (84,900)
 Dividends on common and preferred stock. . . . .  (165,033)   (79,030)
                                                     --------   --------
    Net Cash Used in Financing Activities . . . .  (336,291)  (263,079)
                                                     --------   --------
Net Decrease in Cash and Cash Equivalents . . . .    (5,361)      (597)
Cash and Cash Equivalents, Beginning of Period. .     8,168      8,253
                                                     --------   --------
Cash and Cash Equivalents, End of Period. . . . .    $2,807     $7,656
                                                     ========   ========
Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . .   $62,179    $66,652
  Income taxes. . . . . . . . . . . . . . . . . .   $62,349    $74,246


The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)



                                                       Nine Months
Periods ended September 30,                           1998      1997
                                                        (Thousands)

Balance, beginning of period. . . . . . . . .    $568,844  $489,129
Add net income. . . . . . . . . . . . . . . .     156,408   136,529
                                                   --------  --------
                                                    725,252   625,658

Deduct dividends on capital stock
 Preferred. . . . . . . . . . . . . . . . . .       6,880     7,015
 Common . . . . . . . . . . . . . . . . . . .     158,153    71,870
                                                   --------  --------
                                                    165,033    78,885


Deduct transfer of NGE Generation, Inc. and NGE
 Enterprises, Inc. to parent. . . . . . . . .     517,341      -
                                                   --------  --------

Balance, end of period. . . . . . . . . . . .     $42,878  $546,773
                                                   ========  ========




























The notes on page 6 are an integral part of the financial statements.

Note 1.   Holding Company Formation

     On May 1, 1998, New York State Electric & Gas Corporation (NYSEG) was reorganized into a holding company structure pursuant to an Agreement and Plan of Share Exchange between NYSEG and Energy East Corporation. Each outstanding share of NYSEG's common stock was exchanged for one share of Energy East's common stock and Energy East became the parent of NYSEG. Energy East's common stock is listed on the New York Stock Exchange under the symbol NEG. NYSEG's common stock was delisted from the New York Stock Exchange. The preferred stock and debt of NYSEG were not exchanged and remain securities of NYSEG. The unaudited consolidated financial statements reflect the transfer at book value of NYSEG's ownership interests in NGE Generation, Inc. and NGE Enterprises, Inc. to Energy East, and its ownership interest in Somerset Railroad Corporation to NGE Generation. These transfers reduced NYSEG's assets by $1,101 million, its liabilities by $321 million and its common stock equity by $780 million. (See Item 2(a) - Liquidity and Capital Resources - Electric Business, Sale of our Coal-fired Generation Assets.)

Note 2.   Principles of Consolidation

     Our 1997 consolidated financial statements include assets transferred to NGE Generation in February 1998, NGE Enterprises and Somerset Railroad. Our 1998 consolidated financial statements exclude NGE Generation and NGE Enterprises as of May 1, 1998, the effective date of the reorganization into a holding company structure, and exclude Somerset Railroad as of July 31, 1998, the effective date of its transfer to NGE Generation.

Note 3.   Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our consolidated results for the interim periods. All such adjustments, other than those related to the reorganization into a holding company structure noted above, are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our annual report for the year ended December 31, 1997. Due to the seasonal nature of our operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.

Note 4.   Reclassifications

     Certain amounts have been reclassified on the consolidated financial statements to conform with the 1998 presentation.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Competitive Conditions (See our Form 10-K for the fiscal year ended December 31, 1997, Item 7 - Liquidity and Capital Resources
- Competitive Conditions - Electric Industry, Natural Gas Industry and Accounting Issues; and our Form 10-Q for the quarter ended June 30, 1998, Item 2(a) - Liquidity and Capital Resources
- Competitive Conditions - Holding Company Structure, Electric Industry and Natural Gas Industry.)

Electric Business

Sale of our Coal-fired Generation Assets: Taking advantage of a strong market for generation assets in the Northeast, we put our seven coal-fired stations and associated assets and liabilities up for auction earlier this year. Offers totaling $1.85 billion were accepted from The AES Corporation and Edison Mission Energy in August 1998 for those generation assets.

     All proceeds, net of taxes and transaction costs, in excess of the net book value of the generation assets, less funded deferred taxes, will be used to write down our 18% investment in Nine Mile Point nuclear generating unit No. 2. This treatment is in accordance with our restructuring plan approved by the Public Service Commission of the State of New York in January 1998. There are a number of items such as depreciation, book value of inventories, taxes and the exact date of the closing that will affect the financial statements as we continue to precisely define the specific costs of the items included in the transactions. Any differences will affect the net proceeds.

     On November 4, 1998, we received approval of the sales from the PSC. Other regulatory approvals are expected by the end of 1998, and we expect the sales to close by the end of the first quarter of 1999.

     We are also developing strategies to satisfy our remaining energy requirements in New York after the coal-fired stations are sold and have requested firm proposals for power to meet those energy requirements. The power may be purchased at market prices that exceed the cost to generate the power from the coal-fired stations, which would increase our operating expenses. We expect to finalize these strategies by the end of 1998.

     In approving the sale of the coal-fired stations, the PSC stated that the $400 million in excess proceeds will be reflected as a reduction of rate base in the calculation of earnings subject to the 12% annual earnings cap in our electric return on equity calculation, with earnings in excess of 12% being returned to customers. The methodology for reflecting the $400 million excess in the earnings cap has not been determined and, therefore, we are unable to predict what effect, if any, this may have on future earnings.

New York Power Pool Restructuring: The Federal Energy Regulatory Commission issued Orders 888 and 889 in 1996 to foster the development of competitive wholesale electricity markets by opening up transmission services and to address the resulting stranded costs. In subsequent orders the FERC generally affirmed Orders 888 and 889. Various parties, including us, have appealed these orders in the United States Court of Appeals for the D.C. Circuit.

     In response to Order 888, the New York Power Pool submitted a compliance filing to the FERC that was accepted in 1997. NYPP members submitted additional filings to the FERC in 1997 proposing the restructuring of the NYPP by establishing a New York Independent System Operator, a Power Exchange and a New York State Reliability Council. The FERC approved the formation of the system operator and reliability council in June 1998 and indicated that it would rule on the rates, terms and conditions of service to be implemented by the system operator under the system operator's tariff at a later time. These additional FERC rulings are needed before the system operator, the reliability council and the restructured market can begin operating. We are unable to predict the outcome that the remaining FERC proceedings will have on the system operator and their ultimate effect on our financial position or results of operations.


Natural Gas Business

Natural Gas Rate Agreement: We filed a natural gas rate agreement with the PSC in May 1998. This agreement cuts prices for most customers by reducing natural gas revenues by $26.9 million, or 2.2%, over the course of the agreement. The PSC approved the agreement in September 1998 after making certain modifications, which included assuring that no customer receive a rate increase. After seeking clarification of the modifications from the PSC Staff, we accepted the PSC Order with the clarifications and one modification. We requested that the present rates for certain areas be maintained. We are waiting for a response from the PSC.

Role of Local Distribution Companies: The PSC issued a press release on October 7, 1998, setting forth its vision for furthering competition in the natural gas industry in New York State. The PSC's vision is based on their Staff's Report issued in September 1997 and calls for natural gas utilities to become only transporters of natural gas over a three to seven year period. We believe the competitive marketplace, not the PSC, should decide who will be the suppliers of natural gas and that removing natural gas utilities from this role will result in higher prices to consumers. Recently we received the PSC's policy statement related to this issue. We have not yet determined its effect on us.

Year 2000

     Many of our computer systems, which include mainframe systems and special-purpose systems, refer to years in terms of their final two digits only. Such systems may interpret the year 2000 as the year 1900. If not corrected, those systems could cause us to, among other things, issue inaccurate bills, report inaccurate data or incur energy delivery problems.

     We are working diligently to identify and address all of our systems affected by this problem. We have identified and taken appropriate corrective action on all of our mainframe systems.
Those systems are now able to process year 2000 and beyond transactions.

     We have identified over 5,000 items in our special-purpose systems that are potentially affected by the Year 2000 problem. We have fixed, eliminated, replaced or found no problem with over 80% of these items. However, additional items in our special-purpose systems continue to be identified as we fully review our systems. We expect our review of our special-purpose systems and appropriate corrective action to be completed in early 1999, except for our desktop computers. All of our desktop computers will be replaced or certified Year 2000 compliant by the end of the second quarter of 1999.

     Our review of our computer systems revealed that most of those requiring modifications or "fixes" do not control the delivery of electricity and natural gas to our customers. Instead they affect human resources, financial accounting, materials management and other areas.

     The Year 2000 issue could also adversely affect us if third parties such as business partners, government agencies, other utilities, financial institutions, suppliers and customers fail to correct their Year 2000 problems. We have contacted key external parties to determine the status of their Year 2000 programs. Some have not responded satisfactorily, and some have not responded at all. Some contingency plans that we are developing will assume that such third parties will not be Year 2000 compliant.

     Identifying and addressing systems affected by the Year 2000 problem has been a high priority. Senior management began investigating the Year 2000 problem in 1996. Through the third quarter of 1998 we have spent approximately $8.5 million and expect to spend an additional $3.0 million before we finish. These amounts are being expensed as incurred and are being financed entirely with internally generated funds. At this time we believe that we have allocated adequate resources to address our Year 2000 issues.

     Our Year 2000 program is progressing on schedule and we believe we are taking all necessary steps to address this issue successfully. As part of our normal business practice we have plans in place for use during emergencies, some of which could arise from Year 2000 problems. We are completing contingency plans to specifically address reasonably likely worst case scenarios that could arise as a result of the Year 2000 problem. These scenarios include interruption or failure of normal business activities or operations such as a partial electrical and/or natural gas system shutdown; customer service, customer information system or communication system failure; generating station outages; the ability to issue accurate and timely bills; and the ability to maintain continuous operation of our computer systems. We expect to have our contingency plans tested and ready by mid-1999.

     The PSC issued an Order on October 30, 1998, adopting a July 1, 1999 deadline for New York utilities to complete their Year 2000 readiness programs for "mission critical" systems that are necessary to provide safe and reliable service, and for contingency plans. We believe that our Year 2000 readiness program for mission critical systems and for contingency plans will be completed by July 1, 1999. The PSC Order requires the filing of status reports with the PSC regarding certain Year 2000 issues by December 31, 1998 and July 1, 1999.


Investing and Financing Activities

Investing Activities

     Capital spending for the first nine months of 1998 were $95 million. We estimate our capital spending for 1998 will be about $140 million, primarily for extension of service and necessary improvements to existing facilities. This spending is expected to be financed entirely with internally generated funds.

Financing Activities

     In July 1998 we redeemed, at a premium, $30 million of 6.48% preferred stock.

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements that are based upon management's current expectations and information that is currently available. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Whenever used in this report, the words "estimate," "expect," "believe," or similar expressions are intended to identify such forward-looking statements.

     In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the status of our progress in addressing the Year 2000 problem; the effect on us of other entities failing to adequately address the Year 2000 problem; regulatory developments; the rapidly changing and increasingly competitive electric and natural gas utility markets; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; business conditions; technological developments; changes in the cost or availability of capital; factors affecting the utility industry in general, such as deregulation and unbundling of energy services; weather conditions; changes in electric or natural gas supply or cost; and other considerations that may be disclosed from time to time in our publicly disseminated documents and filings. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

(b) Results of Operations

                                Three Months Ended September 30,
                                     1998        1997     Change
                                        (Thousands)

Total Operating Revenues           $445,316    $492,829    (10%)
Operating Income                   $103,612     $80,826     28%
Earnings Available for
  Common Stock                      $39,451     $25,929     52%


     After excluding the transfer of NGE Generation and NGE Enterprises to our parent as part of the reorganization into a holding company structure on May 1, 1998, and the effect of a 1997 nonrecurring charge, our earnings for the quarter increased due to higher electric wholesale prices and higher electric deliveries due to warmer than normal weather.


                                 Nine Months Ended September 30,
                                     1998        1997     Change
                                     (Thousands)

Total Operating Revenues         $1,531,851  $1,551,336     (1%)
Operating Income                   $354,089    $331,096      7%
Earnings Available for
  Common Stock                     $149,528    $129,514     15%


    After excluding the transfer of NGE Generation and NGE Enterprises to our parent as part of the reorganization into a holding company structure on May 1, 1998, and the effect of a 1997 nonrecurring charge, our earnings for the nine months increased due to higher electric wholesale prices and higher electric deliveries. Those increases were partially offset by lower natural gas retail deliveries as a result of warmer weather this past winter.
Operating Results by Business Segment

Electric                         Three Months Ended September 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
  Megawatt-hours                      3,432       3,278      5%
Operating Revenues                 $407,740    $456,530    (11%)
Operating Expenses                 $293,291    $362,942    (19%)
Operating Income                   $114,449     $93,588     22%


     Electric retail deliveries increased because of warmer weather this quarter.

     Excluding the effect of the transfer of NGE Generation and NGE Enterprises to our parent company as part of the reorganization into a holding company structure on May 1, 1998, operating revenues increased due to higher electric deliveries. And, operating expenses increased for the three months primarily due to an increase in electricity purchased offset by a decrease in other operating costs due to the effect of a 1997 nonrecurring charge.


                                  Nine Months Ended September 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
  Megawatt-hours                      9,952       9,841      1%
Operating Revenues               $1,318,096  $1,319,253      -
Operating Expenses                 $987,235  $1,029,850     (4%)
Operating Income                   $330,861    $289,403     14%


     Excluding the effect of the transfer of NGE Generation and NGE Enterprises to our parent company as part of the reorganization into a holding company structure on May 1, 1998, operating revenues for the nine months increased primarily due to higher wholesale deliveries. And, operating expenses for the nine months increased primarily due to an increase in electricity purchased partially offset by a decrease in other operating costs primarily due to the effect of a 1997 nonrecurring charge.

Natural Gas                      Three Months Ended September 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
   Dekatherms                         6,794       6,665      2%
Operating Revenues                  $37,576     $36,299      4%
Operating Expenses                  $48,413     $49,061     (1%)
Operating Income                   ($10,837)   ($12,762)    15%


     The increase in natural gas operating revenues was primarily due to higher wholesale deliveries. The decrease in operating expenses was due to a decrease in other operating costs due to the effect of a 1997 nonrecurring charge, partially offset by an increase in natural gas purchased due to higher wholesale deliveries.



                                  Nine Months Ended September 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
   Dekatherms                        37,378      40,973     (9%)
Operating Revenues                 $213,755    $232,083     (8%)
Operating Expenses                 $190,527    $190,390      -
Operating Income                    $23,228     $41,693    (44%)


     Natural gas retail deliveries decreased because of unusually warm weather during this past winter.

     Natural gas operating revenues decreased for the nine months due to lower retail deliveries, primarily due to warmer weather.
That decrease was partially offset by an increase in wholesale deliveries and a more favorable sales mix.

PART II - OTHER INFORM                    ATION

Item 1.   Legal Proceedings

(a) On May 22, 1998, we, along with fifteen other parties, received a special notice pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 from the U.S. Environmental Protection Agency, asking whether the recipients wished to voluntarily finance or perform the remedial design and remedial action at the Rosen Brothers Site in the City of Cortland, New York. The estimated total present-worth cost of the selected remedy is $3,140,000. The EPA also requested reimbursement of past costs at the site of approximately $692,000, plus interest.

     On September 25, 1998, we, along with approximately 12 other parties, entered into a consent decree with the EPA under which we and the other settling parties will perform the selected remedy and reimburse the EPA for the requested amount of past costs. The EPA has agreed not to sue us and to protect us from other claims with respect to the response and remediation costs at the Rosen Brothers Site. (See our Form 10-K for the fiscal year ended December 31, 1997, Item 3. Legal Proceedings.)

(b) On August 14, 1997, we were notified by the New York State Department of Environmental Conservation that the NYSDEC was contemplating enforcement action against us with respect to violations of regulations concerning opacity of air emissions at all of our New York coal-fired stations. We are in the process of negotiating a consent decree with the NYSDEC under which we will undertake to bring our New York coal-fired stations into compliance with the opacity regulations. NYSDEC has also indicated that it will include in the consent decree a penalty for exceedances in 1997 of the nitrogen oxide cap at our coal-fired stations. We will pay a penalty of less than $350,000, and be liable to pay penalties for any future violations. We anticipate that this decree will become final before the end of 1998.

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


                       NEW YORK STATE ELECTRIC & GAS CORPORATION
                                     (Registrant)



                       By          Sherwood J. Rafferty
                                   Sherwood J. Rafferty
                                Senior Vice President and
                                 Chief Financial Officer


Date:  November 13, 1998

                               EXHIBIT INDEX

(a)  The following exhibits are delivered with this report:

Exhibit No.

(A)10-55  -  Long-Term Executive Incentive Share Plan Amendment
             No. 1.
   27     -  Financial Data Schedule.











































(A) Management contract or compensatory plan or arrangement.