Form 10-K405
period 1998-12-31
NEW YORK STATE ELECTRIC & GAS CORP
filed 1999-03-29
CIK 71675

NEW YORK STATE ELECTRIC & GAS CORPORATION
                               (Registrant)








                                 FORM 10-K


                                 ---------


                               ANNUAL REPORT


                  For Fiscal Year Ended December 31, 1998













                                    To

                    SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D.C.  20549

                            TABLE OF CONTENTS

                                                            Page
                                   PART I

Item  1.   Business
          (a) General development of business. . . . . . .    3
          (b) Financial information about segments . . . . .  3
          (c) Narrative description of business
               Principal business. . . . . . . . . . . . . .  3
               New product or segment. . . . . . . . . . . .  4
               Sources and availability of raw materials . .  4
               Franchises  . . . . . . . . . . . . . . . . .  4
               Seasonal business . . . . . . . . . . . . . .  4
               Working capital items . . . . . . . . . . . .  4
               Single customer . . . . . . . . . . . . . . .  4
               Backlog of orders . . . . . . . . . . . . . .  4
               Business subject to renegotiation . . . . . .  5
               Competitive conditions. . . . . . . . . . . .  5
               Research and development. . . . . . . . . . .  5
               Environmental matters . . . . . . . . . . . .  5
                 Water quality . . . . . . . . . . . . . . .  5
                 Waste disposal. . . . . . . . . . . . . . .  5
              Number of employees. . . . . . . . . . . . . .  5
          (d) Financial information about geographic areas..  5

Item  2.  Properties . . . . . . . . . . . . . . . . . . . .  6

Item  3.  Legal proceedings. . . . . . . . . . . . . . . . .  6

Item  4.  Submission of matters to a vote of security holders.6

Executive officers of the Registrant . . . . . . . . . . . . .7


                                   PART II


Item  5.  Market for Registrant's common equity and related
            stockholder matters. . . . . . . . . . . . . . . .8

Item  6.  Selected financial data. . . . . . . . . . . . . . .8

Item  7.  Management's discussion and analysis of financial
            condition and results of operations. . . . . . . .9

Item  7A. Quantitative and qualitative disclosures about
            market risk. . . . . . . . . . . . . . . . . . . .16

                                                            Page


Item  8.  Financial statements and supplementary data. . . . .17
          Financial Statements
            Consolidated Statements of Income. . . . . . . . .17
            Consolidated Balance Sheets. . . . . . . . . . . .18
            Consolidated Statements of Cash Flows. . . . . . .20
            Consolidated Statements of Changes in
              Common Stock Equity. . . . . . . . . . . . . . .21
          Notes to Consolidated Financial Statements . . . . .22
          Report of Independent Accountants. . . . . . . . . .34
          Financial Statement Schedules
            II. Consolidated Valuation and Qualifying
                    Accounts . . . . . . . . . . . . . . . . .35

Item  9.  Changes in and disagreements with accountants on
            accounting and financial disclosure. . . . . . . .37


                                  PART III


Item 10.  Directors and executive officers of the Registrant .37

Item 11.  Executive compensation . . . . . . . . . . . . . . .37

Item 12.  Security ownership of certain beneficial owners
             and management. . . . . . . . . . . . . . . . . .37

Item 13.  Certain relationships and related transactions . . .37


                                   PART IV


Item 14.  Exhibits, financial statement schedules, and
            reports on Form 8-K
         (a)  List of documents filed as part of this report
                Financial statements . . . . . . . . . . . . .37
                Financial statement schedules. . . . . . . . .37
                Exhibits
                  Exhibits delivered with this report. . . . .38
                  Exhibits incorporated herein by reference. .38

         (b)  Reports on Form 8-K. . . . . . . . . . . . . . .42

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .43

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                                 FORM 10-K


(Mark one)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998.
                                    OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______.

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



     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of March 24, 1999, was 64,508,477. All shares are owned by Energy East Corporation.

                                 PART I

Item 1.  Business

(a)  General development of business

     New York State Electric & Gas Corporation was organized under the laws of the State of New York in 1852.

     The following general developments have occurred in the business of the company since January 1, 1998:

     On May 1, 1998, the company was reorganized into a holding company structure pursuant to an Agreement and Plan of Share Exchange with Energy East Corporation. Each outstanding share of the company's common stock was exchanged for one share of Energy East's common stock and Energy East became the company's parent. Energy East's common stock is listed on the New York Stock Exchange under the symbol NEG. The company's common stock was delisted from the New York Stock Exchange. The company's preferred stock and debt were not exchanged and remain its securities.

     An affiliate completed the sale of its interest in the Homer City generation assets in March 1999 and expects to complete the sale of its remaining coal-fired generation assets in several weeks. The company is actively pursuing the sale of its 18% interest in Nine Mile Point nuclear generating unit No. 2. In January Niagara Mohawk Power Corporation, the operator and 41% owner of NMP2, announced its intention to pursue the sale of its interest in NMP2. Together the company and Niagara Mohawk are in active discussions concerning the sale to a third party who recently completed due diligence at the site. The company will petition for all necessary regulatory approvals if an agreement is reached to sell NMP2. (See
Item 7 - Electric Business, Sale of Affiliate's Coal-fired Generation Assets and Item 8 - Notes 2 and 3 to the Consolidated Financial Statements.)

Regulatory and Rate Matters
(See Item 7 - Electric Business and Natural Gas Business.)

(b)  Financial information about segments
     (See Item 8 - Note 9 to the Consolidated Financial Statements.)

(c)  Narrative description of business
     (See Item 7 - Electric Business and Natural Gas Business.)

     (i)  Principal business

     The company's principal business is purchasing, transmitting and distributing electricity and purchasing, transporting and distributing natural gas. The company also generates electricity from its nuclear and hydroelectric stations. The company's service territory, 99% of which is located outside the corporate limits of cities, is in the central, eastern and western parts of the State of New York. The company's service territory has an area of approximately 19,900 square miles and a population of 2,400,000. The larger cities in which the company serves both electricity and natural gas are Binghamton, Elmira, Auburn, Geneva, Ithaca and Lockport. The company serves approximately
817,000 electric customers and 243,000 natural gas customers. The service territory reflects a diversified economy, including high-tech firms, light industry, colleges and universities, agriculture and recreational facilities. No customer accounts for 5% or more of either electric or natural gas revenues. During 1996 through 1998 approximately 84% of operating revenue was derived from electric service with the balance derived from natural gas service.

     The 1998 peak load of 2,339 megawatts was set on December 30, 1998. This is 272 mw less than the all-time peak of 2,611 mw set on January 19, 1994.

     The 1998 maximum peak daily sendout for natural gas of 363,504 dekatherms was set on December 30, 1998. This was 49,805 dekatherms less than the previous year peak of 413,309 dekatherms set on January 18, 1997.

     (ii) New product or segment  - Not Applicable


    (iii) Sources and availability of raw materials

Electric
(See Item 7 - Electric Business, Sale of Affiliate's Coal-fired Generation Assets.)

     In 1998 the company purchased the majority of its power requirements from NGE Generation, Inc., an affiliated company. Remaining power requirements were satisfied through generation from the company's nuclear and hydroelectric stations or purchased from third parties. After the sale of the affiliate's remaining coal-fired generation assets, power requirements will be satisfied through generation from the company's nuclear and hydroelectric stations and by purchases from third parties. The company uses electricity contracts to manage its exposure to fluctuations in the cost of electricity.

Nuclear
     In 1998 Niagara Mohawk Power Corporation, the operator of Nine Mile Point nuclear generating unit No. 2, in which the company has an 18% interest, installed reload No. 6 into the reactor core at NMP2. This refueling will support NMP2 operations through the spring of 2000. Reload No. 7 is scheduled for March 2000 and will support operations through the spring of 2002. Enrichment services are under contract with the U.S. Enrichment Corporation for 100% of the enrichment requirements through 2000 and 75% of the requirements through 2002. Fuel fabrication services are under contract through 2004. Approximately 64% of the uranium and conversion requirements are under contract through 2002.

Natural Gas
(See Item 7 - Natural Gas Business, Seneca Lake Natural Gas Storage Facility.)

     The company's natural gas supply mix includes long-term, short-term and spot natural gas purchases transported on both firm and interruptible transportation contracts. During 1998, about 68% of the company's natural gas supply was purchased from various suppliers under long-term and short-term sales contracts and 32% was purchased on the monthly spot natural gas market to maximize natural gas cost savings. The company's natural gas supply is expected to be purchased in 1999 in a similar proportion as in 1998. The company uses risk management techniques such as natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices.

     (iv) Franchises

     The company has, with minor exceptions, valid franchises from the municipalities in which it renders service to the public. In 1998, the company obtained authorization from the Public Service Commission of the State of New York for natural gas distribution service in the towns of Columbia, Lyonsdale, Preble, Richfield, Richmondville and Warren, and the village of Richfield.

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

    (vii) Single customer - Not applicable

   (viii) Backlog of orders - Not applicable

     (ix) Business subject to renegotiation - Not applicable

      (x) Competitive conditions
          (See Item 7 - Electric Business, Natural Gas Business and Accounting Issues.)

     (xi) Research and development

     Expenditures on research and development were $6 million in 1998, $11 million in 1997 and $12 million in 1996, principally for internal research programs and for contributions to research administered by the Electric Power Research Institute, the Empire State Electric Energy Research Corporation, the New York Gas Group and the New York State Energy Research and Development Authority. These expenditures are designed to improve existing technologies and to develop new technologies for the production, distribution and customer use of energy.

    (xii) Environmental matters
          (See Item 3 - Legal proceedings, Item 7 - Electric Business, Sale of Affiliate's Coal-fired Generation Assets, and Item 8 - Notes 3, 12 and 13 to the Consolidated Financial Statements.)

     The company is subject to regulation by the federal government and by state and local governments in New York with respect to environmental matters and is also subject to the New York State Public Service Law requiring environmental approval and certification of proposed major transmission facilities. From time to time environmental laws, regulations and compliance programs may require changes in operations and facilities and may increase the cost of electric and natural gas service. Historically, rate recovery has been authorized for environmental compliance costs.

     Capital additions to meet environmental requirements during the three years ended December 31, 1998, were approximately $30 million. Future capital additions to meet environmental requirements are not expected to be material.

Water quality

     The company is required to comply with federal and state water quality statutes and regulations including the Clean Water Act. The Water Act requires that generating stations be in compliance with state issued State Pollutant Discharge Elimination System Permits, which reflect water quality considerations for the protection of the environment. The company has a SPDES Permit for NMP2.

Waste Disposal

     Niagara Mohawk has contracted with the U.S. Department of Energy for disposal of high level radioactive waste (spent fuel) from NMP2. The company is reimbursing Niagara Mohawk for its 18% share of the costs under the contract (currently approximately $1 per megawatt hour of net generation). The DOE's schedule for start of operations of their high level radioactive waste repository will be no sooner than 2010. The company has been advised by Niagara Mohawk that the NMP2 Spent Fuel Storage Pool has a capacity for spent fuel that is adequate until 2014. If further DOE schedule slippage should occur, construction of pre-licensed dry storage facilities would extend the on-site storage capability for spent fuel at NMP2 beyond 2014.

   (xiii)  Number of employees

     The company had 3,328 employees as of December 31, 1998.

(d)  Financial information about geographic areas
     Not applicable

Item 2.  Properties
(See Item 7 - Electric Business, Sale of Affiliate's Coal-fired Generation Assets.)

     The company's electric system includes nuclear, hydroelectric and internal combustion generating stations, substations and transmission and distribution lines, all of which are located in the State of New York. Generating facilities are:

      Name and location of station
                             Generating
                                           capability (mw)
Nuclear - NMP2      (Oswego, N.Y.)              205 (1)
Hydroelectric       (Various - 7 locations)      59
Internal combustion (Harris Lake)                 2

     Total - all stations                       266

(1) The company's 18% share of the generating capability. The company is actively pursuing the sale of its 18% interest in NMP2. (See Item 8 - Note 3 to the Consolidated Financial Statements.)

     The company owns 432 substations having an aggregate transformer capacity of 13,444,525 kilovolt-amperes. The transmission system consists of 4,482 circuit miles of line. The distribution system consists of 33,858 pole miles of overhead lines and 2,109 miles of underground lines.

     The company's natural gas system consists of the distribution of natural gas through 760 miles of transmission pipelines (over 3-inch equivalent) and 6,204 miles of distribution pipelines (under 3-inch equivalent).

     The company's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all of the company's properties.


Item 3.  Legal proceedings

Information regarding legal proceedings is set forth in Exhibit 99-3, which is incorporated herein by reference. Also, see Item 7 - Electric Business and Natural Gas Business.


Item 4.  Submission of matters to a vote of security holders -
         Not applicable.

Executive officers of the Registrant

                                                 Positions, offices and
                                                 business experience -
Name                     Age                     January 1994 to date

Wesley W. von Schack     54             Chairman, President and Chief Executive
                                        Officer, September 1996 to date;
                                        Chairman, President, Chief Executive
                                        Officer and a Director of DQE, Inc. and
                                        Duquesne Light Company to August 1996.

Michael I. German        48             Executive Vice President and Chief
                                        Operating Officer, April 1998 to date;
                                        Executive Vice President, May 1997 to
                                        April 1998; Senior Vice President-Gas
                                        Business Unit, December 1994 to May
                                        1997; Senior Vice President, American
                                        Gas Association, Arlington, Virginia to
                                        December 1994.

Kenneth M. Jasinski      50             Executive Vice President, April 1998 to
                                        date; Partner of Huber Lawrence & Abell
                                        (attorneys at law) to April 1998.

Gerald E. Putman         48             Senior Vice President-Economic
                                        Development and Public Policy, May 1997
                                        to date; Senior Vice President-Customer
                                        Service Business Unit, January 1995 to
                                        May 1997; Vice President-Fuel Supply
                                        and Operation Services to January 1995.

Sherwood J. Rafferty     51             Senior Vice President and Chief
                                        Financial Officer, February 1996 to
                                        date; Vice President and Treasurer to
                                        February 1996.

Jeffrey K. Smith         50             Senior Vice President-Corporate
                                        Development, May 1997 to date; Vice
                                        President-Generation, January 1995 to
                                        May 1997; Executive Assistant to the
                                        Chairman, President and Chief Executive
                                        Officer, February 1994 to January 1995;
                                        Assistant to the Senior Vice
                                        President-Electric Business Unit
                                        to February 1994.

Ralph R. Tedesco         45             Senior Vice President-Customer Service
                                        Business Unit, May 1997 to date; Vice
                                        President-Strategic Growth Business
                                        Unit, February 1994 to May 1997;
                                        Executive Assistant to the Chairman,
                                        President and Chief Executive Officer
                                        to February 1994.

Denis E. Wickham         50             Senior Vice President-Energy Operations
                                        Services, June 1998 to date; Vice
                                        President-Electric Resource Planning to
                                        June 1998.

Daniel W. Farley         43             Vice President and Secretary.

Robert D. Kump           37             Treasurer, February 1996 to date;
                                        Director of Financial Services,
                                        February 1995 to February 1996;
                                        Manager-Investor Relations to February
                                        1995.

     The company has entered into an agreement with Wesley W. von Schack which provides for his employment as Chairman, President and Chief Executive Officer of the company and of Energy East for a term ending on September 8, 2001. The company has also entered into an agreement with Michael I. German which provides for his employment as Executive Vice President and Chief Operating Officer of the company and Senior Vice President of Energy East for a term ending on February 28, 2002 and an agreement with Kenneth M. Jasinski which provides for his employment as Executive Vice President of the company and Senior Vice President and General Counsel of Energy East for a term ending on April 28, 2002. Each of these agreements provides for automatic one-year extensions unless either party to an agreement gives notice that such agreement is not to be extended.

     Each officer holds office for the term for which he is elected or appointed, and until his successor shall be elected and shall qualify. The term of office for each officer extends to and expires at the meeting of the Board of Directors following the next annual meeting of shareholders.


                                  PART II

Item 5.  Market for Registrant's common equity and related stockholder matters

     Energy East owns all of the company's common stock. Information regarding dividends declared is on page 21 of this report.



Item 6. Selected Financial Data

                    1998        1997        1996         1995        1994
------------------------------------------------------------------------------
                                        (Thousands)

Operating
revenues         $2,012,757  $2,129,989  $2,067,532   $2,017,228  $1,898,855

Net income         $213,798    $184,553(1) $178,241(2)  $196,690    $187,645(3)

Interest
charges, net       $123,144    $123,199    $122,729     $129,567    $136,092

Depreciation and
amortization       $144,736    $198,559    $189,401     $184,770    $178,326

Other taxes        $187,034    $206,446    $206,715     $210,910    $210,729

Capital
expenditures       $126,704    $129,551    $215,731     $167,446    $282,703

Total assets     $3,718,012  $5,028,681  $5,059,681   $5,114,331  $5,230,685

Long-term obligations,
capital leases
and redeemable
preferred stock  $1,437,157  $1,475,224  $1,505,814   $1,606,448  $1,776,081


(1) Includes the effect of fees related to an unsolicited tender offer that decreased net income by $17 million.
(2) Includes the effect of the writedown of the investment in EnerSoft Corporation that decreased net income by $10 million.
(3) Includes the effect of the 1993 production-cost penalty that decreased net income by $8 million.

Item 7. Management's discussion and analysis of financial condition and results of operations


Results of Operations

Earnings
     After excluding the transfer of NGE Generation and XENERGY Enterprises to the company's parent as part of the reorganization into a holding company structure on May 1, 1998, earnings increased in 1998 primarily due to higher electric wholesale prices and deliveries and cost control efforts. Those increases were partially offset by lower natural gas retail deliveries, primarily because of unusually warm winter weather, and lower electric retail prices. The 1997 earnings include the effect of a nonrecurring charge of $17 million.

     Excluding the net effects of nonrecurring items, earnings for 1997 increased compared to 1996 primarily due to higher electric wholesale deliveries and lower costs of natural gas purchased. Those increases were partially offset by a decrease in earnings due to the price of NUG power.


Operating Results for the Electric Business
     Excluding the effect of the transfer of NGE Generation and XENERGY Enterprises to the company's parent as part of the reorganization into a holding company structure on May 1, 1998, 1998 operating revenues increased due to higher wholesale prices and deliveries, partially offset by lower retail prices. 1998 operating expenses increased due to an increase in electricity purchased primarily for wholesale deliveries, partially offset by a decrease in operations and maintenance costs primarily due to cost control efforts and the effect of a 1997 nonrecurring charge.

     1997 operating revenues increased over 1996 primarily due to higher wholesale deliveries. 1997 operating expenses increased due to an increase in electricity purchased, due to purchases for wholesale deliveries and the price of NUG power. Expenses also increased as a result of operating costs, primarily due to the effect of a 1997 nonrecurring charge, and an increase in fuel costs, due to increased electric generation.

Operating Results for the Natural Gas Business
     Natural gas deliveries decreased in 1998 primarily due to warmer weather, and decreased in 1997 due to one low-margin customer that closed its cogeneration plant. Excluding the loss of that customer, 1997 natural gas deliveries increased 2% over 1996.

     1998 natural gas operating revenues decreased by $32 million. Revenues were reduced $48 million by lower retail deliveries, primarily due to warmer weather. That decrease was partially offset by a $13 million increase in wholesale deliveries. 1998 natural gas operating expenses decreased $9 million due to a $6 million decrease in the cost of natural gas purchased and a $3 million decrease in other operating costs due to the effect of a 1997 nonrecurring charge.

     1997 natural gas operating revenues decreased $7 million primarily due to lower retail deliveries that reduced revenues $12 million and a $3 million decrease in other revenues. Those decreases were partially offset by a more favorable sales mix that added $9 million to revenues. 1997 natural gas operating expenses decreased $12 million due to a decrease in the cost of natural gas purchased of $16 million, partially offset by an increase in operating costs of $3 million that was due to a nonrecurring charge.

Liquidity and Capital Resources

Electric Business
     The company's principal electric business is transmitting and distributing electricity. The company also generates electricity from its nuclear and hydroelectric stations.

Sale of Affiliate's Coal-fired Generation Assets: In 1998 an affiliate's seven coal-fired stations and associated assets and liabilities were placed up for auction. Offers totaling $1.85 billion were accepted from The AES Corporation and Edison Mission Energy in August 1998 for those generation assets. The affiliate completed the sale of its interest in the Homer City generation assets in March 1999 and expects to complete the sale of its remaining coal-fired generation assets in several weeks.

     All proceeds, net of taxes and transaction costs, in excess of the net book value of the generation assets, less funded deferred taxes, will be used to write down the company's 18% investment in Nine Mile Point 2. This treatment is in accordance with the company's restructuring plan approved by the Public Service Commission of the State of New York in January 1998.

     After the sale of the remaining coal-fired generation assets, the company's power requirements will be satisfied through generation from its nuclear and hydroelectric stations and by purchases from third parties. The company has taken on the added risk of market prices that are sometimes volatile, since it has capped the prices it charges to customers.

     The company uses electricity contracts to manage its exposure to fluctuations in the cost of electricity. Such contracts allow it to fix margins on the majority of its retail and wholesale sales of electricity. The cost or benefit of electricity contracts is included in the cost of electricity purchased when the electricity is sold.

New York Power Pool Restructuring: The Federal Energy Regulatory Commission issued Orders 888 and 889 in 1996 to foster the development of competitive wholesale electricity markets by opening up transmission services and to address the resulting stranded costs. In subsequent orders, the FERC generally affirmed Orders 888 and 889. Various parties, including the company, have appealed these orders in the United States Court of Appeals for the D.C. Circuit.

     In response to Order 888, the New York Power Pool submitted a compliance filing to the FERC. Power pool members submitted additional filings to the FERC in 1997 proposing the restructuring of the power pool by establishing a New York Independent System Operator, a Power Exchange and a New York State Reliability Council. The FERC conditionally authorized the formation of the system operator and reliability council in June 1998 and conditionally accepted the tariff and rates applicable to transmission service, and energy, capacity and ancillary services in January 1999. FERC also set certain issues for hearing and required additional filings to implement the restructuring proposal. Power pool members filed the necessary applications to transfer control of transmission facilities to the system operator in February 1999 and are awaiting FERC's acceptance. The company is currently evaluating the FERC's conditional acceptance and is unable to predict the effect on its financial position or results of operations.

Electric Retail Access Program: Customers in certain sections of the company's service territory were eligible to choose their electricity supplier in mid-1998. All of the company's electric customers in New York will be able to choose their electricity supplier by August 1, 1999. This is one of the most progressive retail access programs in the country.

     Throughout the first phase and continuing after August 1, 1999, the company is responsible for delivery of customers' electricity on its transmission and distribution system. Rates charged for use of its transmission system are subject to FERC approval, while rates for the use of its distribution system are subject to PSC approval. The PSC approved the company's distribution rates in January 1998. The company's transmission rate case, which was filed with the FERC in March 1997, has not yet been approved.

Petition to the FERC on NUGs: The company continues to seek ways to provide relief to its customers from the onerous NUG contracts that it was ordered to sign by the PSC. NUG power purchases totaled $323 million in 1998, and the company estimates that those purchases will total $358 million in 1999 and $376 million in 2000 and in 2001, unless it is able to change those contracts.

     The company petitioned the FERC in 1995, asking for relief from having to pay approximately $2 billion more than its avoided costs for power purchased over the term of two NUG contracts. The FERC denied that petition and the company's subsequent request for a rehearing. The company believes that the overpayments under the two contracts violate the Public Utility Regulatory Policies Act of 1978.

     The company petitioned the United States Court of Appeals for the District of Columbia in 1995 to review the FERC's decision. The Court of Appeals issued a decision in July 1997 stating that it lacked jurisdiction to rule on the company's appeal but that it may pursue its claim in the United States District Court.

     The company commenced an action in the United States District Court for the Northern District of New York in August 1997. The complaint asks the District Court to either reform the two NUG contracts by reducing the price the company must pay for electricity under the contracts, or send the matter back to the FERC or to the PSC with direction that they modify such contracts. The complaint also seeks repayment of all monies paid above the company's avoided costs. The case is still pending before the District Court.

Restructured NUG Agreement: In March 1999 the company successfully restructured a NUG contract with KES-Chateaugay Limited Partnership. Under a new agreement, the company will be required to purchase replacement power from an energy marketer at a lower price than the company was paying for power from KES-Chateaugay.

Electric Restructuring Plan: The company's restructuring plan, which included a five-year electric rate price cap, was approved by the PSC, with minor modifications, in January 1998. It supersedes the company's previous three-year electric rate agreement, which was to expire on July 31, 1998.

     The restructuring plan will save customers an estimated $725 million over five years. Specifically the plan:

    - eliminates a 7% increase in electricity prices previously approved by the PSC;
    - reduces prices 5% each year in the five years of the plan for eligible industrial, commercial and public authority customers who are heavy users of electricity;
    - caps the overall average prices for all other customers for four years and reduces their prices 5% at the beginning of the fifth year; and
    - allows all of the company's retail customers to choose their electricity supplier by August 1, 1999.


Natural Gas Business
     The company's natural gas business delivers, transports and stores natural gas in New York State.

New Franchises: The company is growing its natural gas business in New York by expanding natural gas service in existing franchise areas and by developing new franchises. The company began developing eight new franchises during 1998.

Natural Gas Rate Agreement: The company filed a natural gas rate agreement with the PSC in May 1998. This agreement cuts prices for most customers by reducing natural gas revenues by $25.6 million, or 2.1%, over the four-year period ending September 30, 2002. The PSC approved the agreement in September 1998 after making certain modifications. After seeking clarification of the modifications from the PSC Staff, the company accepted the PSC Order with the clarifications and one modification that maintains present rates for certain areas. The PSC accepted our clarifications and modification and issued an order in December 1998.

Seneca Lake Natural Gas Storage Facility: The company's Seneca Lake natural gas storage facility includes a natural gas storage cavern, a compressor station and a natural gas transmission pipeline. The facility is located on Seneca Lake, north of Watkins Glen and began operations in 1996. The company built this facility to ensure an adequate natural gas supply to customers, to support economic growth in southern and central New York and to increase supply flexibility.

    The company expanded the facility in 1997 to increase the cavern's working capacity from 800 million to 1.45 billion cubic feet of natural gas and the compressor station's deliverability from 80,000 to 145,000 dekatherms per day. This expansion allows for the sale of storage capacity.

Role of Local Distribution Companies: The PSC, on November 3, 1998, issued a "Policy Statement Concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment." The policy statement includes the PSC's vision for furthering competition in the natural gas industry in New York State. The PSC believes the most effective way to establish a competitive gas market is for natural gas utilities to exit the merchant function over a three to seven year period. The PSC also established guidelines and began several proceedings related to implementing its policy statement. The company is participating in each of the proceedings and continues to believe the competitive marketplace should decide who will be the suppliers of natural gas. The company has not yet determined what effect the PSC Policy Statement will have on it.

     The PSC's Order requires local distribution companies, effective April 1, 1999, to cease assigning certain capacity costs to customers who switch from distribution service to transportation service. The local distribution companies will be provided a reasonable opportunity to recover any capacity costs that may be stranded. The company expects to recover all costs associated with its customers switching to transportation service.

Natural Gas Commodity Prices: The company uses risk management techniques such as natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices. Such contracts allow the company to fix margins on sales of natural gas generally expected to occur over the next 18 months. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled. Gains and losses resulting from the use of those contracts for 1998, 1997 and 1996 were not material to the company's financial position or results of operations.


Other Matters

Accounting Issues

Statement 71: Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, allows companies that meet certain criteria to capitalize as regulatory assets incurred costs that are probable of recovery in future periods. Those companies record as regulatory liabilities obligations to refund previously collected revenue or obligations to spend revenue collected from customers on future costs.

     Although the company believes it will continue to meet the criteria of Statement 71 for its regulated electric and natural gas operations in New York State, it cannot predict what effect a competitive market or future PSC actions will have on its ability to continue to do so. If the company can no longer meet the criteria of Statement 71 for all or a separable part of its regulated operations, it may have to record as expense or revenue certain regulatory assets and liabilities. The company may also have to record as a loss an estimated $1.5 billion, on a present value basis at December 31, 1998, of above-market costs on its power purchase contracts with NUGs. These items are currently recovered in rates.

     With approval of the company's restructuring plan in January 1998, it discontinued application of Statement 71 to its coal-fired generation operations and applied Statement of Financial Accounting Standards No. 101, Regulated Enterprises--Accounting for the Discontinuance of Application of FASB Statement No. 71. Application of Statement 101 did not affect the company's financial position or results of operations. (See Electric Business, Sale of Affiliate's Coal-fired Generation Assets.)

Statement 133:   The FASB issued Statement of Financial Accounting Standards
No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. Statement 133 establishes standards for the accounting and reporting for derivative instruments and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities on a company's balance sheet at their fair market value. The company plans to adopt Statement 133 as of the beginning of the first quarter of 2000. Based on its current risk management strategies, this adoption is not expected to have a material effect on its financial position or results of operations.

EITF 98-10: In November 1998 the FASB's Emerging Issues Task Force reached a consensus on Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. EITF 98-10 requires that energy trading activity be measured at fair value on the balance sheet with gains and losses recognized in current earnings. Based on the company's current energy procurement strategies, implementation of EITF 98-10 in 1999 is not expected to have a material effect on its financial position or results of operations.

Year 2000 Readiness Disclosure

     Many of the company's computer systems, which include mainframe systems and special-purpose systems, refer to years in terms of their final two digits only. Such systems may interpret the year 2000 as the year 1900. If not corrected, those systems could cause the company to, among other things, experience energy delivery problems, report inaccurate data or issue inaccurate bills.

     The company is working diligently to address this problem by reviewing all of its mainframe and special-purpose systems; identifying potentially affected software, hardware, and date-sensitive components, often referred to as embedded chips, of various equipment; determining and taking appropriate corrective action; and, when appropriate, testing its systems.

     The company's mainframe systems consist of hardware and software components of its information technology systems. The company believes it has identified, taken appropriate corrective action and tested all of its mainframe systems. The company believes those systems are now able to process year 2000 and beyond transactions.

     The company's special-purpose systems consist of its non-information technology systems. The company has identified over 5,000 items in its special-purpose systems that may be affected by the Year 2000 problem. Items identified include software, hardware and embedded chips in systems such as those that control the acquisition and the delivery of electricity and natural gas to customers and those in its communication systems. The company believes it has fixed, eliminated, replaced or found no problem with over 95% of the special-purpose items it has identified, including those in its electric and natural gas delivery systems. The company is determining and taking appropriate corrective action for the remaining identified items. Additional items, however, continue to be identified as the company proceeds with the review of its special-purpose systems. The company expects to have reviewed, identified and determined and taken the appropriate corrective action on all of its special-purpose systems by the end of the second quarter of 1999.

     Even though the company believes it will have taken corrective action with respect to its own Year 2000 issues, the Year 2000 issue could adversely affect it if there are items in its mainframe or special-purpose systems that may be affected by the Year 2000 problem that it has not identified in its review of those systems. The Year 2000 issue could also adversely affect the company if third parties such as suppliers, customers, neighboring or interconnected utilities and other entities fail to correct any of their Year 2000 problems. The company has contacted key third parties to determine the status of their Year 2000 readiness programs. Many have responded satisfactorily, some have not responded satisfactorily and some have not responded at all. The company is developing contingency plans, some of which are discussed below, for reasonably likely worst case scenarios based upon an assumption that it and those third parties will not be Year 2000 compliant.

     The company's Year 2000 program is progressing on schedule and the company believes it is taking all necessary steps to address this issue successfully. Through 1998 the company has spent approximately $11.4 million and expects to spend an additional $0.8 million on Year 2000 readiness. The company believes this amount is adequate to address its Year 2000 issues. These amounts are being expensed as incurred and are being financed entirely with internally generated funds. Addressing the Year 2000 issue has not caused the company to delay any significant information system projects.

       As part of its normal business practice the company has plans in place for use during emergencies, some of which could arise from Year 2000 problems. The company is completing contingency plans to specifically address reasonably likely worst case scenarios that could arise as a result of the Year 2000 problem.

           The contingency plans will address, among other scenarios, the interruption or failure of normal business activities or operations such as a partial electrical and/or natural gas system shutdown. If the interruption or failure is due to embedded chips in equipment such as automatic control devices, the company's contingency plan is to implement its normal system restoration procedures that it utilizes during emergencies. If the interruption or failure is due to telecommunications not being available, the company plans to use alternative communication devices such as satellite phones. Another scenario is the failure of its customer information system. Should that occur, the company plans to rely on customer information previously stored and make the appropriate adjustment to each customer's next bill after the system is restored.

           The company is dependent on others for its supply of natural gas. In the event a supplier is not able to meet the company's needs, it plans to purchase the needed amount of natural gas from one of many other suppliers on the same transmission line. Since the sale of its affiliate's remaining coal-fired generation stations is expected to be completed in several weeks, the company will be buying from third parties the majority of the electricity its customers need by the beginning of the year 2000. If the electricity available in its region is not adequate for all of the customers on its system, the company plans to operate at lower levels of power as outlined in its established emergency procedures. Should its mainframe hardware be disabled, it has a backup mainframe system that is capable of operating all of its business systems. The company expects to have all of its contingency plans ready and tested by mid-1999.

     The PSC issued an Order on October 30, 1998, adopting a July 1, 1999, deadline for New York utilities to complete their Year 2000 readiness programs for "mission critical" systems and for contingency plans. Mission critical systems include those systems that control the acquisition and the delivery of electricity and natural gas to customers, emergency management systems and certain electric generation plants. The company believes that its Year 2000 readiness program for mission critical systems and for contingency plans will be completed by the PSC's July 1, 1999, deadline. The PSC requires the filing of status reports with it regarding certain Year 2000 issues.


Investing and Financing Activities

Investing Activities

     Capital spending, including nuclear fuel, totaled $127 million in 1998, $130 million in 1997 and $216 million in 1996. Capital spending in those three years was financed entirely with internally generated funds and was primarily for the extension of service, necessary improvements to existing facilities and compliance with environmental requirements.


     Capital spending, including nuclear fuel, is projected to be $92 million in 1999, $105 million in 2000 and $85 million in 2001, and is expected to be paid for entirely with internally generated funds.

Financing Activities

     The company's current financial strength provides the flexibility required to compete in a competitive energy market.

     The company's financing-related activities during 1998 consisted of:

     - redemption of $30 million of 6 1/2% Series first mortgage bonds;
     - redemption, at a premium, of $30 million of 6.48% preferred stock; and
     - use of interest rate swaps to fix the interest rates on its three one-year, adjustable-rate, tax-exempt issues totaling $132 million.

     During the first quarter of 1999 the company redeemed, at par, $25 million of 7.40% preferred stock and $50 million of adjustable rate preferred stock. The company also announced tender offers for the following series of preferred stock: 3.75%, 4 1/2% (Series 1949), 4.15%, 4.40% and 4.15% (Series 1954). The
tender offers expired March 26, 1999.

     The company uses short-term, unsecured notes, usually commercial paper, to finance certain refundings and for other corporate purposes. The company had $78 million of commercial paper outstanding at December 31, 1998, and $58 million outstanding at December 31, 1997. The weighted average interest rate for commercial paper was 6.2% at December 31, 1998 and 6.3% at December 31, 1997.

     The company also has a revolving credit agreement with certain banks that provides for borrowing of up to $200 million until December 31, 2001. The company had no amounts outstanding under this agreement during 1998 or 1997.

     The company uses interest rate swap agreements to manage the risk of increases in variable interest rates. The company records amounts paid and received under the agreements as adjustments to the interest expense of the specific debt issues.

     In December 1998 the company's first mortgage bonds, unsecured pollution control notes and preferred stock were upgraded by Moody's Investors Service. This upgrade reflects Moody's expectation that the company will maintain solid cash flow and earnings measures while managing the transition to competitive retail markets. Moody's also noted that the company has made significant progress in strengthening its cash flow through ongoing cost reductions, streamlining operations and improving efficiencies.

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

      In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the risk that more Year 2000 problems may be found as the company continues the review of its systems; the risk that its progress in addressing Year 2000 problems may not proceed as it expects; the fact that despite all of its efforts, there can be no assurances that all of its Year 2000 issues can or will be remedied; the fact that there can be no assurances that all Year 2000 issues that could affect the company can or will be totally eliminated by its suppliers, customers, neighboring or interconnected utilities and other entities; and the fact that its assessment of the effects of Year 2000 issues are based, in part, upon information received from its suppliers, customers, neighboring or interconnected utilities and other entities, its reasonable reliance upon this information and the risk that inaccurate or incomplete information may have been supplied to it.

      Some additional factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the deregulation and unbundling of energy services; the company's ability to compete in the rapidly changing and increasingly competitive electric and natural gas utility markets; its ability to control non-utility generator and other costs; changes in fuel supply or cost and the success of its strategies to satisfy its power requirements after its affiliate's remaining coal-fired generation stations are sold; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which it is doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in its publicly disseminated documents and filings. The company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.





Item 7A. Quantitative and qualitative disclosure about market risk.

         Not Applicable

Item 8.  Financial statements and supplementary data

                    New York State Electric & Gas Corporation
                       Consolidated Statements of Income



Year Ended December 31                            1998       1997       1996
-------------------------------------------------------------------------------

                                                           (Thousands)

Operating Revenues
  Electric. . . . . . . . . . . . . . . . . . .$1,706,876 $1,792,164 $1,723,147
  Natural Gas . . . . . . . . . . . . . . . . .   305,881    337,825    344,385
                                               ---------- ---------- ----------
    Total Operating Revenues  . . . . . . . . . 2,012,757  2,129,989  2,067,532
                                               ---------- ---------- ----------
Operating Expenses
  Fuel used in electric generation
    and electricity purchased . . . . . . . . .   657,453    643,063    582,855
  Natural gas purchased . . . . . . . . . . . .   158,656    164,661    180,866
  Other operating expenses. . . . . . . . . . .   293,310    364,219    342,455
  Maintenance . . . . . . . . . . . . . . . . .    88,848    110,373    107,697
  Depreciation and amortization . . . . . . . .   144,736    198,559    189,401
  Other taxes . . . . . . . . . . . . . . . . .   187,034    206,446    206,715
                                               ---------- ---------- ----------

Total Operating Expenses. . . . . . . . . . . . 1,530,037  1,687,321  1,609,989
                                               ---------- ---------- ----------

Operating Income. . . . . . . . . . . . . . . .   482,720    442,668    457,543
Interest Charges, Net . . . . . . . . . . . . .   123,144    123,199    122,729
Other Income and Deductions . . . . . . . . . .     8,381     17,203     48,630
                                               ---------- ---------- ----------
Income Before Federal Income Taxes. . . . . . .   351,195    302,266    286,184
Federal Income Taxes. . . . . . . . . . . . . .   137,397    117,713    107,943
                                               ---------- ---------- ----------
Net Income. . . . . . . . . . . . . . . . . . .   213,798    184,553    178,241
Preferred Stock Dividends . . . . . . . . . . .     8,583      9,342      9,530
                                               ---------- ---------- ----------
Balance Available for Common Stock. . . . . . .  $205,215   $175,211   $168,711
                                               ========== ========== ==========





The notes on pages 22 through 33 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                           Consolidated Balance Sheets

December 31                                              1998        1997
---------------------------------------------------------------------------
                                                             (Thousands)
Assets

Current Assets
 Cash and cash equivalents . . . . . . . . . . . . .    $12,149      $8,168
 Special deposits. . . . . . . . . . . . . . . . . .      4,729       3,170
 Accounts receivable, net. . . . . . . . . . . . . .    113,553     189,008
 Loan receivable - affiliated company. . . . . . . .    134,443        -
 Fuel, at average cost . . . . . . . . . . . . . . .     20,200      43,706
 Materials and supplies, at average cost . . . . . .      8,292      41,561
 Prepayments . . . . . . . . . . . . . . . . . . . .    102,691      68,452
 Accumulated deferred federal income
    tax benefits, net. . . . . . . . . . . . . . . .       -          2,148
                                                     ----------  ----------

   Total Current Assets. . . . . . . . . . . . . . .    396,057     356,213

Utility Plant, at Original Cost
 Electric. . . . . . . . . . . . . . . . . . . . . .  3,361,747   5,234,725
 Natural gas . . . . . . . . . . . . . . . . . . . .    602,737     576,683
 Common. . . . . . . . . . . . . . . . . . . . . . .    144,043     152,034
                                                     ----------  ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . .  4,108,527   5,963,442
 Less accumulated depreciation . . . . . . . . . . .  1,362,501   2,093,274
                                                     ----------  ----------
   Net Utility Plant in Service. . . . . . . . . . .  2,746,026   3,870,168
 Construction work in progress . . . . . . . . . . .     27,741      52,104
                                                     ----------  ----------
   Total Utility Plant . . . . . . . . . . . . . . .  2,773,767   3,922,272

Other Property and Investments, Net. . . . . . . . .     62,136     143,449

Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes . . . . . . .    136,404     243,129
  Unamortized debt expense . . . . . . . . . . . . .     71,530      76,418
  Demand-side management program costs . . . . . . .     64,466      64,466
  Environmental remediation costs  . . . . . . . . .     60,600      82,900
  Other  . . . . . . . . . . . . . . . . . . . . . .    125,693     113,637
                                                     ----------   ---------
   Total regulatory assets . . . . . . . . . . . . .    458,693     580,550

 Other assets. . . . . . . . . . . . . . . . . . . .     27,359      26,197
                                                     ----------  ----------
   Total Regulatory and Other Assets . . . . . . . .    486,052     606,747
                                                     ----------  ----------
   Total Assets. . . . . . . . . . . . . . . . . . . $3,718,012  $5,028,681
                                                     ==========  ==========


The notes on pages 22 through 33 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                           Consolidated Balance Sheets
December 31                                              1998       1997
---------------------------------------------------------------------------
Liabilities                                                (Thousands)

Current Liabilities
 Current portion of long-term debt . . . . . . . . .     $2,604    $38,240
 Current portion of preferred stock. . . . . . . . .     75,000       -
 Commercial paper. . . . . . . . . . . . . . . . . .     78,300     58,000
 Accounts payable and accrued liabilities. . . . . .    101,511    124,981
 Interest accrued. . . . . . . . . . . . . . . . . .     19,556     20,500
 Taxes accrued . . . . . . . . . . . . . . . . . . .        701      6,146

 Accumulated deferred federal income tax, net. . . .     44,274       -

 Other . . . . . . . . . . . . . . . . . . . . . . .     76,302     79,631
                                                     ---------- ----------
   Total Current Liabilities . . . . . . . . . . . .    398,248    327,498

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes. . . . . . . . . . . . . . .     98,038     81,986
  Deferred income taxes - unfunded future federal
    income taxes . . . . . . . . . . . . . . . . . .     60,896     99,126
  Other. . . . . . . . . . . . . . . . . . . . . . .     42,182     79,709
                                                     ---------- ----------
   Total regulatory liabilities. . . . . . . . . . .    201,116    260,821

 Other liabilities
  Deferred income taxes. . . . . . . . . . . . . . .    432,968    753,722
  Other postretirement benefits. . . . . . . . . . .    137,681    117,760
  Environmental remediation costs. . . . . . . . . .     80,600     82,900
  Other. . . . . . . . . . . . . . . . . . . . . . .     81,540     73,021
                                                     ---------- ----------
   Total other liabilities . . . . . . . . . . . . .    732,789  1,027,403
 Long-term debt. . . . . . . . . . . . . . . . . . .  1,412,157  1,450,224
                                                     ---------- ----------
   Total Liabilities . . . . . . . . . . . . . . . .  2,744,310  3,065,946
Commitments. . . . . . . . . . . . . . . . . . . . .       -          -
Preferred Stock
 Preferred stock redeemable solely at
    the company's option . . . . . . . . . . . . . .     29,440    134,440
 Preferred stock subject to mandatory
    redemption requirements. . . . . . . . . . . . .     25,000     25,000

Common Stock Equity
 Common stock ($6.66 2/3 par value, 90,000
  shares authorized, and 64,508 shares outstanding as
  of December 31, 1998 and 67,508 shares outstanding
  as of December 31, 1997) . . . . . . . . . . . . .    430,057    462,250
 Capital in excess of par value. . . . . . . . . . .    430,329    811,648
 Retained earnings . . . . . . . . . . . . . . . . .     58,876    568,844
 Treasury stock. . . . . . . . . . . . . . . . . . .       -       (39,447)
                                                     ---------- ----------
   Total Common Stock Equity . . . . . . . . . . . .    919,262  1,803,295
                                                     ---------- ----------
   Total Liabilities and Stockholder's Equity. . . . $3,718,012 $5,028,681
                                                     ========== ==========
The notes on pages 22 through 33 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                      Consolidated Statements of Cash Flows

Year Ended December 31                              1998     1997     1996
----------------------------------------------------------------------------
                                                          (Thousands)
Operating Activities
 Net income. . . . . . . . . . . . . . . . . . . .$213,798 $184,553 $178,241
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization . . . . . . . . . 144,736  198,559  189,401
   Federal income taxes and investment tax credits
     deferred, net . . . . . . . . . . . . . . . .  31,902    5,884   28,928
 Changes in current operating assets and liabilities
   Accounts receivable . . . . . . . . . . . . . .  75,455       35    6,791
   Inventory . . . . . . . . . . . . . . . . . . .  56,775   (5,751)  (1,025)
   Prepayments . . . . . . . . . . . . . . . . . . (34,239) (21,283) (15,798)
   Accounts payable and accrued liabilities. . . . (23,470)   3,858    3,486
   Taxes accrued . . . . . . . . . . . . . . . . .  (5,445)   6,146  (22,231)
 Other, net. . . . . . . . . . . . . . . . . . . .   7,685   84,242   91,239
                                                  -------- -------- --------
   Net Cash Provided by Operating Activities . . . 467,197  456,243  459,032
                                                  -------- -------- --------
Investing Activities
 Utility plant additions . . . . . . . . . . . . .(126,374)(123,768)(214,373)
 Proceeds from governmental and other sources. . .   1,368    1,443    2,977
 Other property and investment . . . . . . . . . .  25,670  (57,803)    (916)
                                                  -------- -------- --------
   Net Cash Used in Investing Activities . . . . . (99,336)(180,128)(212,312)
                                                  -------- -------- --------
Financing Activities
 Repurchase of common stock. . . . . . . . . . . .(114,023)  (7,245) (40,198)
 Treasury stock acquired, net. . . . . . . . . . .    -     (39,447)    -
 Repayments of first mortgage bonds and
   preferred stock, including net premiums . . . . (60,600) (73,000)(171,478)
 Changes in funds set aside for first
   mortgage bond repayments. . . . . . . . . . . .    -      25,000  (25,000)
 Long-term notes, net. . . . . . . . . . . . . . .  (3,134)  (5,203)  (2,581)
 Commercial paper, net . . . . . . . . . . . . . .  20,300  (71,300) 100,680
 Dividends on common and preferred stock.. . . . .(206,423)(105,005)(111,323)
                                                  -------- -------- --------
   Net Cash Used in Financing Activities . . . . .(363,880)(276,200)(249,900)
                                                  -------- -------- --------
Net Increase (Decrease) in Cash
  and Cash Equivalents  . . . . . . .. . . . . . .   3,981      (85)  (3,180)
Cash and Cash Equivalents, Beginning of Year . . .   8,168    8,253   11,433
                                                  -------- -------- --------
Cash and Cash Equivalents, End of Year . . . . . . $12,149   $8,168   $8,253
                                                  ======== ======== ========








The notes on pages 22 through 33 are an integral part of the financial statements.

                                New York State Electric & Gas Corporation
                        Consolidated Statements of Changes in Common Stock Equity
                                               (Thousands)
                                           Common Stock
                                           Outstanding     Capital in
                                       $6.66 2/3  Par Value Excess of  Retained  Treasury
                                        Shares      Amount  Par Value  Earnings    Stock       Total
Balance, January 1, 1996                71,503    $476,686   $842,442  $424,412      -      $1,743,540
   Net income                                                           178,241                178,241
   Cash dividends declared
     Preferred stock (at serial rates)
       Redeemable - optional                                             (7,955)                (7,955)
                  - mandatory                                            (1,575)                (1,575)
     Common stock                                                       (99,611)               (99,611)
   Common stock repurchased             (1,833)    (12,217)   (27,981)                         (40,198)
   Premium paid on redemption of
     preferred stock, net                                                (4,383)                (4,383)
   Amortization of capital stock
     issue expense                                              1,923                            1,923
Balance, December 31, 1996              69,670     464,469    816,384   489,129      -       1,769,982
   Net income                                                           184,553                184,553
   Cash dividends declared
     Preferred stock (at serial rates)
       Redeemable - optional                                             (7,767)                (7,767)
                  - mandatory                                            (1,575)                (1,575)
     Common Stock                                                       (95,496)               (95,496)
   Common stock repurchased               (333)     (2,219)    (5,026)                          (7,245)
   Treasury stock transactions, net     (1,829)                    56            $(39,447)     (39,391)

   Amortization of capital stock
     issue expense                                                234                              234
Balance, December 31, 1997              67,508     462,250    811,648   568,844   (39,447)   1,803,295
   Net income                                                           213,798                213,798
   Cash dividends declared
     Preferred stock (at serial rates)
       Redeemable - optional                                             (7,008)                (7,008)
                  - mandatory                                            (1,575)                (1,575)
     Common stock                                                      (197,841)              (197,841)
   Common stock repurchased             (3,000)    (20,001)   (94,022)                        (114,023)
   Retirement of treasury stock, net               (12,192)   (27,255)             39,447         -
   Transfers of subsidiaries to parent                       (261,984) (517,342)              (779,326)
   Amortization of capital stock
     issue expense                                              1,942                            1,942
Balance, December 31, 1998              64,508    $430,057   $430,329   $58,876      -        $919,262

The notes on pages 22 through 33 are an integral part of the financial statements.

Notes to Consolidated Financial Statements
Note 1.  Significant Accounting Policies

Principles of consolidation

     The company's 1998 consolidated financial statements exclude NGE Generation, Inc. and XENERGY Enterprises, Inc. as of May 1, 1998, the effective date of the reorganization into a holding company structure, and exclude Somerset Railroad as of July 31, 1998, the effective date of its transfer to NGE Generation. The 1997 and 1996 consolidated financial statements include assets transferred to NGE Generation in February 1998, XENERGY Enterprises and Somerset Railroad.

Depreciation and amortization

     The company determines depreciation expense using straight-line rates, based on the average service lives of groups of depreciable property in service. Depreciation accruals were equivalent to 3.4% of average depreciable property for 1998 and 3.5% for 1997 and 1996. Amortization expense includes the amortization of certain regulatory assets authorized by the PSC.

Accounts receivable

     The company has an agreement that expires in November 2001 to sell, with limited recourse, undivided percentage interests in certain of its accounts receivable from customers. The agreement allows the company to receive up to $152 million from the sale of such interests. At December 31, 1998 and 1997, accounts receivable on the balance sheets are shown net of $152 million of interests in accounts receivable sold. All fees related to the sale of accounts receivable are included in other income and deductions on the statements of income and amounted to approximately $9 million in 1998, 1997 and 1996. Accounts receivable on the balance sheets are also shown net of an allowance for doubtful accounts of $6 million at December 31, 1998, and $7 million at December 31, 1997. Bad debt expense was $15 million in 1998, $17 million in 1997 and $19 million in 1996.

Income taxes

     The company files a consolidated federal income tax return. Deferred income taxes reflect the effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes. Investment tax credits are amortized over the estimated lives of the related assets.

Utility plant

     The company charges repairs and minor replacements to operating expense accounts. The company capitalizes renewals and betterments, including certain indirect costs. The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Regulatory assets and liabilities

     Pursuant to Statement 71, the company capitalizes, as regulatory assets, incurred costs that are probable of recovery in future electric and natural gas rates. The company also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. In accordance with its current rate agreements, the company no longer defers most costs that were previously subject to deferral accounting.

      Unfunded future federal income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized debt expense is amortized over the lives of the related debt issues. Demand-side management program costs, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with the company's current rate agreements. The company earns a return on all regulatory assets for which funds have been spent.

Statements of cash flows

      The company considers all highly liquid investments with a maturity date of three months or less when acquired to be cash equivalents. Those investments are included in cash and cash equivalents on the balance sheets.

      Total income taxes paid were $92 million in 1998, $111 million in 1997 and $98 million in 1996.

      Interest paid, net of amounts capitalized, was $103 million in 1998, $107 million in 1997 and $112 million in 1996.

Risk management

      The company uses natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices. Such contracts allow it to fix margins on sales of natural gas generally expected to occur over the next 18 months. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled.

      The company uses electricity contracts to manage its exposure to fluctuations in the cost of electricity. Such contracts allow it to fix margins on the majority of its retail and wholesale sales of electricity. The cost or benefit of electricity contracts is included in the cost of electricity purchased when the electricity is sold.

      The company uses interest rate swap agreements to manage the risk of increases in variable interest rates. The company records amounts paid and received under the agreements as adjustments to the interest expense of the specific debt issues.

      Gains and losses resulting from the use of risk management techniques in 1998 and 1997 were not material to the company's financial position or results of operations. The company does not hold or issue financial instruments for trading or speculative purposes.

Estimates

      Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

      Certain amounts have been reclassified on the financial statements to conform with the 1998 presentation.

Note 2.  Sale of Coal-fired Generation Assets

      In the spring of 1998 an affiliate's seven coal-fired generating stations and associated assets and liabilities were put up for auction. The net book value of those coal-fired generation assets was $1.10 billion at December 31, 1998. In August 1998 two offers totaling $1.85 billion were accepted for the coal-fired generation assets. The PSC approved the sales in November 1998 and the FERC approved the sales in January 1999. An affiliate completed the sale of its interest in the Homer City generation assets and expects to complete the sale of its remaining coal-fired generation assets in several weeks.

      All proceeds, net of taxes and transaction costs, in excess of the net book value of the generation assets, less funded deferred taxes, will be used to write down the company's 18% investment in Nine Mile Point nuclear generating unit No. 2. This treatment is in accordance with its restructuring plan approved by the PSC in January 1998. (See Note 3. Jointly-owned Generating Stations.)


Note 3.  Jointly-owned Generating Stations

Nine Mile Point nuclear generating unit No. 2

      The company has an 18% interest in the output and costs of NMP2, which is operated by Niagara Mohawk Power Corporation. Ownership of NMP2 is shared with Niagara Mohawk 41%, Long Island Power Authority 18%, Rochester Gas and Electric Corporation 14% and Central Hudson Gas & Electric Corporation 9%.

      The company's share of the rated capability is 205 megawatts. The company's share of net utility plant investment, excluding nuclear fuel, was approximately $573 million at December 31, 1998, and $591 million at December 31, 1997. The accumulated provision for depreciation was approximately $178 million at December 31, 1998, and $162 million at December 31, 1997.

      Net proceeds from the sale of an affiliate's coal-fired generation assets will be used to write down the company's 18% investment in NMP2. (See Note 2. Sale of Coal-fired Generation Assets.) The company's share of operating expenses is included in the consolidated statements of income.

      The company is actively pursuing the sale of its 18% interest in NMP2. In January Niagara Mohawk Power Corporation, the operator and 41% owner of NMP2, announced its intention to pursue the sale of its interest in NMP2. Together the company and Niagara Mohawk are in active discussions concerning the sale to a third party who recently completed due diligence at the site. The company will petition for all necessary regulatory approvals if an agreement is reached to sell NMP2.

Nuclear insurance

      Niagara Mohawk maintains public liability and property insurance for NMP2. The company reimburses Niagara Mohawk for its 18% share of those costs.

      The public liability limit for a nuclear incident is approximately $9.1 billion. Should losses stemming from a nuclear incident exceed the commercially available public liability insurance, each licensee of a nuclear facility would be liable for up to $84 million per incident, payable at a rate not to exceed $10 million per year. The company's maximum liability for its 18% interest in NMP2 would be approximately $15 million per incident. The $84 million assessment is subject to periodic inflation indexing and a 5% surcharge should funds prove insufficient to pay claims associated with a nuclear incident. The Price-Anderson Act also requires indemnification for precautionary evacuations whether or not a nuclear incident actually occurs.

      Niagara Mohawk has obtained property insurance for NMP2 totaling approximately $2.8 billion through the Nuclear Insurance Pools and Nuclear Electric Insurance Limited. In addition, the company has purchased NEIL insurance coverage for the extra expense that would be incurred by purchasing replacement power during prolonged accidental outages. Under NEIL programs, should losses resulting from an incident at a member facility exceed the accumulated reserves of NEIL, each member, including the company, would be liable for its share of the deficiency. The company's maximum liability per incident under the property damage and replacement power coverage is approximately $2 million.

Nuclear plant decommissioning costs

      Based on the results of a 1995 decommissioning study, the company's 18% share of the cost to decommission NMP2 is $161 million in 1999 dollars ($422 million in 2026 when NMP2's operating license will expire). The estimated liability for decommissioning NMP2 using the Nuclear Regulatory Commission's minimum funding requirement is approximately $101 million in 1999 dollars. The company's electric rates currently include an annual allowance for decommissioning of $4 million, which approximates the minimum funding requirement as set forth in the 1995 decommissioning study. Decommissioning costs are charged to depreciation and amortization expense and are recovered over the expected life of the plant.

      The company has established a Qualified Fund under applicable provisions of the federal tax law to comply with NRC funding regulations. The balance in the fund, including reinvested earnings, was approximately $21 million at December 31, 1998, and $13 million at December 31, 1997. Those amounts are included on the consolidated balance sheets in other property and investments, net. The related liability for decommissioning is included in other liabilities - other. At December 31, 1998, the external trust fund investments were classified as available-for-sale.


Note 4.  Holding Company Formation

     On May 1, 1998, the company was reorganized into a holding company structure pursuant to an Agreement and Plan of Share Exchange with Energy East Corporation. Each outstanding share of the company's common stock was exchanged for one share of Energy East's common stock and Energy East became the company's parent. Energy East's common stock is listed on the New York Stock Exchange under the symbol NEG. The company's common stock was delisted from the New York Stock Exchange. The company's preferred stock and debt were not exchanged and remain its securities. The consolidated financial statements reflect the transfer at book value of the company's ownership interests in NGE Generation and XENERGY Enterprises to Energy East, and the company's ownership interest in Somerset Railroad Corporation to NGE Generation. These transfers reduced assets by $1,101 million, liabilities by $321 million and common stock equity by $780 million.

Note 5.  Long-term Debt

      At December 31, 1998 and 1997, the company's long-term debt was:

                                                                  Amount

                          Maturity         Interest
                           Dates            Rates          1998        1997
                                                              (Thousands)
 First mortgage
  bonds (1)              2001 to 2023   6 3/4% to 9 7/8%  $800,000    $830,000
 Pollution control
  notes (2)              2006 to 2034    3.58% to  6.15%   613,000     613,000
 Long-term notes                                              -         28,000
 Various long-term notes                                      -         12,569
 Obligations under capital leases                            8,605      12,269
 Unamortized premium and discount on debt, net              (6,843)     (7,374)
                                                         ---------   ---------
                                                         1,414,762   1,488,464
 Less debt due within one year - included
      in current liabilities                                 2,604      38,240
                                                         ---------   ---------
    Total                                               $1,412,158  $1,450,224
                                                         =========   =========

      At December 31, 1998, long-term debt and capital lease payments that will become due during the next five years are:

  1999        2000            2001          2002           2003
                          (Thousands)

 $2,604       $581          $50,230       $150,150         $163

(1) The company's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all of its utility plant. The mortgage also provides for a sinking and improvement fund. This provision requires the company to make an annual cash deposit with the Trustee equal to 1% of the principal amount of all bonds delivered and authenticated by the Trustee before January 1 of that year (excluding any bonds issued on the basis of the retirement of bonds). Pursuant to the terms of the mortgage, the company satisfied the requirement in 1998 by crediting "bondable value of property additions" against the amount of cash to be deposited. The company redeemed, in March 1998, $30 million of 6 1/2% Series first mortgage bonds, due September 1, 1998.
(2) Fixed-rate pollution control notes totaling $306 million were issued to secure the same amount of tax-exempt pollution control revenue bonds issued by a governmental authority. The interest rates range from 5.70% to 6.15%.

      Adjustable-rate pollution control notes totaling $132 million were issued to secure the same amount of tax-exempt adjustable-rate pollution control revenue bonds (Adjustable-rate Revenue Bonds) issued by a governmental authority. The Adjustable-rate Revenue Bonds bear interest at rates ranging from 3.58% to 4.18% through dates preceding various annual interest rate adjustment dates. On the annual interest rate adjustment dates the interest rates will be adjusted, or at the company's option, subject to certain conditions, a fixed rate of interest may become effective. Bond owners may elect, subject to certain conditions, to have their Adjustable-rate Revenue Bonds purchased by the Trustee. The company has entered into interest rate swaps to manage the risk of increases in the interest rates on the Adjustable-rate Revenue Bonds, and such swaps are reflected in the above interest rates.

      Multi-mode pollution control notes totaling $175 million were issued to secure the same amount of tax-exempt multi-mode pollution control refunding revenue bonds (Multi-mode Revenue Bonds) issued by a governmental authority. The Multi-mode Revenue Bonds have a structure that allows the interest rates to be based on a daily rate, a weekly rate, a commercial paper rate, an auction rate, a term rate or a fixed rate. Bond owners may elect, while the Multi-mode Revenue Bonds bear interest at a daily or weekly rate, to have their bonds purchased by the Registrar and Paying Agent. The maturity dates of the Multi-mode Revenue Bonds are February 1, 2029, June 1, 2029, and October 1, 2029, and can be extended subject to certain conditions. At December 31, 1998, the interest rate for the multi-mode pollution control notes was at the daily rate. The weighted average interest rate for all three series was 3.28%, excluding letter of credit fees, for the year ended December 31, 1998.

      The company has irrevocable letters of credit that support certain payments required to be made on the Adjustable-rate Revenue Bonds and Multi-mode Revenue Bonds, and that expire on various dates. If it is unable to extend the letter of credit related to a particular series of Adjustable-rate Revenue Bonds, that series will have to be redeemed unless a fixed rate of interest becomes effective. Multi-mode Revenue Bonds are subject to mandatory purchase when there is any change in the interest rate mode and in certain other circumstances. Payments made under the letters of credit in connection with purchases of Adjustable-rate Revenue Bonds and Multi-mode Revenue Bonds are repaid with the proceeds from the remarketing of those Bonds. To the extent the proceeds are not enough, the company is required to reimburse the bank that issued the letter of credit.


Note 6.  Bank Loans and Other Borrowings

      The company uses short-term, unsecured notes, usually commercial paper, to finance certain refundings and for other corporate purposes. The weighted average interest rate on commercial paper balances was 6.2% at December 31, 1998 and 6.3% at December 31, 1997.

      The company has a revolving credit agreement with certain banks that provides for borrowing of up to $200 million through December 31, 2001. The revolving credit agreement does not require compensating balances. The company had no outstanding loans under this agreement at December 31, 1998 or 1997. At the company's option, the interest rate on borrowings is related to the prime rate, the London Interbank Offered Rate or the interest rate applicable to certain certificates of deposit. The agreement provides for payment of a commitment fee which was .125% at December 31, 1998 and 1997.

Note 7.  Preferred Stock

      At December 31, 1998 and 1997, the company's serial cumulative preferred stock was:
                                         Shares
           Par Value   Redemption      Authorized
             Per         Price            and                Amount
Series      Share      Per Share      Outstanding(1)     1998      1997
                                                          (Thousands)
Redeemable solely at our option:
3.75%       $100        $104.00          150,000       $15,000   $15,000
4 1/2%(1949) 100         103.75           40,000         4,000     4,000
4.15%        100         101.00           14,000         1,400     1,400
4.40%        100         102.00           55,200         5,520     5,520
4.15% (1954) 100         102.00           35,200         3,520     3,520
6.48% (2)    100                            -             -       30,000
7.40% (3)     25          25.00        1,000,000        25,000    25,000
Adjustable
 Rate (3)     25          25.00        2,000,000        50,000    50,000
                                                       104,440   134,440
Less preferred stock redemptions due within one
       year - included in current liabilities           75,000      -
Total                                                  $29,440  $134,440

Subject to mandatory redemption requirements:
6.30% (4)    100         102.52          250,000       $25,000   $25,000

(1) At December 31, 1998, there were 1,910,600 shares of $100 par value preferred stock, 7,800,000 shares of $25 par value preferred stock and 1,000,000 shares of $100 par value preference stock authorized but unissued. After giving effect to the redemptions referred to in (3) below, there will be 10,800,000 shares of $25 par value preferred stock authorized but unissued.

(2) Redeemed July 1, 1998.

(3) To be redeemed February 1, 1999.

(4) On January 1 of each year from 2004 through 2008, the company must redeem 12,500 shares at par, and on January 1, 2009, it must redeem the balance of the shares at par. This Series is redeemable at its option at $102.52 per share before January 1, 2000. The $102.52 price will be reduced annually by 63 cents for the years ending 2000 through 2002; thereafter, the redemption price is $100.00. The company is restricted in its ability to redeem this Series before January 1, 2004.


Note 8.  Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of some of the company's financial instruments included in its consolidated balance sheets are shown in the following table. The fair values are based on the quoted market prices for the same or similar issues of the same remaining maturities.

December 31                 1998        1998      1997       1997
                          Carrying   Estimated  Carrying  Estimated
                           Amount   Fair Value   Amount  Fair Value
                                            (Thousands)
Investments held in external
 trust funds - classified as
 available-for-sale        $30,097    $30,230    $53,049    $53,708
Preferred stock subject
 to mandatory redemption
 requirements              $25,000    $25,188    $25,000    $24,315
First mortgage bonds      $793,157   $861,756   $822,626   $882,616
Pollution control notes   $613,000   $631,421   $613,000   $625,149

     The carrying amounts for cash and cash equivalents, commercial paper and interest accrued approximate their estimated fair values because they mature within one year.

     Special deposits include restricted funds set aside for preferred stock and long-term debt redemptions. The carrying amount approximates fair value because the special deposits have been invested in securities that mature within one year.


Note 9.  Segment Information

     The company's two business segments are electric and natural gas. The electric business segment consists of electric generation, transmission and distribution operations. The natural gas business segment consists of natural gas distribution, transportation and storage operations. Selected financial information for each business segment is presented in the following table.

                                    Natural
Year                     Electric     Gas      Other      Total
                                       (Thousands)
1998
Operating Revenues     $1,706,876  $305,881      -     $2,012,757
Depreciation and
  Amortization           $129,239   $15,497      -       $144,736
Operating Income         $442,977   $39,743      -       $482,720
Interest Charges, Net    $104,968   $17,718      $458    $123,144
Federal Income Taxes     $130,496    $7,638     $(737)   $137,397
Balance Available for
  Common Stock           $196,230   $11,056   $(2,071)   $205,215
Identifiable Assets    $2,983,686  $575,088  $159,238  $3,718,012
Capital Spending          $94,106   $32,268      $330    $126,704

1997
Operating Revenues     $1,792,164  $337,825      -     $2,129,989
Depreciation and
  Amortization           $183,304   $15,255      -       $198,559
Operating Income         $380,344   $62,324      -       $442,668
Interest Charges, Net    $104,569   $17,113    $1,517    $123,199
Federal Income Taxes     $104,575   $15,212   $(2,074)   $117,713
Balance Available for
  Common Stock           $154,315   $26,482   $(5,586)   $175,211
Identifiable Assets    $4,273,100  $588,773  $166,808  $5,028,681
Capital Spending          $78,667   $45,240    $5,644    $129,551

1996
Operating Revenues     $1,723,147  $344,385      -     $2,067,532
Depreciation and
  Amortization           $176,906   $12,495      -       $189,401
Operating Income         $400,262   $57,281      -       $457,543
Interest Charges, Net    $108,696   $12,735    $1,298    $122,729
Federal Income Taxes     $102,223   $16,822  $(11,102)   $107,943
Balance Available for
  Common Stock           $167,201   $24,189  $(22,679)   $168,711
Identifiable Assets    $4,376,814  $550,196  $132,671  $5,059,681
Capital Spending         $132,190   $82,625      $916    $215,731

Note 10.  Income Taxes

Year ended December 31               1998       1997       1996
                                            (Thousands)

  Current                         $105,495   $111,829    $79,015
  Deferred, net
    Accelerated depreciation        12,909     29,070     52,572
    Miscellaneous                   21,750    (18,130)   (17,307)
  ITC                               (2,757)    (5,056)    (6,337)
                                  --------   --------   --------
    Total                         $137,397   $117,713   $107,943
                                  ========   ========   ========

      The company's effective tax rate differed from the statutory rate of 35% due to the following:

Year ended December 31               1998       1997       1996
                                            (Thousands)

Tax expense at statutory rate     $122,907   $105,792   $100,165
Depreciation not normalized         11,521     16,854     20,542
ITC amortization                    (4,458)    (6,359)    (6,337)
Other, net                           7,427      1,426     (6,427)
                                  --------   --------   --------
    Total                         $137,397   $117,713   $107,943
                                  ========   ========   ========

      The company's deferred tax assets and liabilities consisted of the following:

December 31                                     1998       1997
                                                  (Thousands)
Current Deferred Tax Assets                      -        $2,148
                                             ========   ========

Current Deferred Tax Liabilities              $44,274       -
                                             ========   ========
Noncurrent Deferred Taxes
  Depreciation                               $506,187   $775,943
  Unfunded future federal income taxes         60,896     99,126
  Accumulated deferred ITC                     65,085    114,640
  Future income tax benefit - ITC             (21,868)   (40,087)
  Other                                       (18,398)   (16,399)
                                             --------   --------
    Total Noncurrent Deferred
       Tax Liabilities                        591,902    933,223
Valuation Allowance                              -         1,611
Less amounts classified as
 regulatory liabilities
  Deferred income taxes                        98,038     81,986
  Deferred income taxes - unfunded
   future federal income taxes                 60,896     99,126
                                             --------   --------
    Noncurrent Deferred Income Taxes (1)     $432,968   $753,722
                                             ========   ========
(1) Decrease due to transfer of coal-fired generation assets to an affiliate. (See Note 4. Holding Company Formation.)

Note 11.  Retirement Benefits

                         Pension Benefits      Postretirement Benefits
                         1998        1997          1998        1997
                                         (Thousands)
Change in projected benefit obligation
Benefit obligation
  at January 1       $746,008     $679,778      $258,884    $226,193
Service cost           19,500       19,317         6,283       7,010
Interest cost          51,556       50,951        16,606      17,075
Amendments               -           4,120          -           -
Actuarial loss (gain)  21,831       24,835        (3,889)     16,891
Benefits paid         (35,614)     (32,993)       (8,432)     (8,285)
                   ----------   ----------    ----------   ---------
Projected benefit
  obligation at
  December 31        $803,281     $746,008      $269,452    $258,884
                   ==========   ==========    ==========   =========

Change in plan assets
Fair value of
  plan assets
  at January 1     $1,176,184     $995,795          -           -
Actual return on
  plan assets         155,956      213,382          -           -
Benefits paid         (35,614)     (32,993)
                   ----------   ----------    ----------  ----------
Fair value of
 plan assets
 at December 31    $1,296,526   $1,176,184          -           -
                   ==========   ==========    ==========  ==========

Funded status        $493,245     $430,176     $(269,452)  $(258,884)
Unrecognized net
  actuarial gain     (395,780)    (372,046)      (12,847)    (13,824)
Unrecognized prior
  service cost         26,290       28,307          -           -
Unrecognized net
  transition (asset)
  obligation          (37,421)     (44,660)      144,618     154,948
                   ----------   ----------    ----------   ---------
Prepaid (accrued)
  benefit cost        $86,334      $41,777     $(137,681)  $(117,760)
                   ==========   ==========    ==========   =========

The company's postretirement benefits were unfunded as of December 31, 1998 and 1997.
                         Pension Benefits      Postretirement Benefits
                         1998        1997          1998        1997
Weighted-average assumptions
  as of December 31
Discount rate            6.5%        7.0%          6.5%        7.0%
Expected return on
  plan assets            8.5%        8.5%          N/A         N/A
Rate of compensation
  increase               3.75%       4.25%         N/A         N/A

     The company assumed a 7% annual rate of increase in the costs of covered health care benefits for 1999 that gradually decreases to 5% by the year 2003.

                            Pension Benefits         Postretirement Benefits
                        1998      1997      1996         1998    1997   1996
                                               (Thousands)

Components of net periodic
  benefit cost
Service cost           $19,500   $19,317   $18,593     $6,283  $7,010  $6,436
Interest cost           51,556    50,951    46,070     16,606  17,075  15,795
Expected return on
  plan assets          (84,007)  (73,777)  (62,615)       -       -        -
Amortization of prior
  service cost           2,016     2,078       661        -       -        -
Recognized net
  actuarial gain       (26,384)  (18,056)  (11,603)    (4,865) (3,565) (3,246)
Amortization of transition
  (asset) obligation    (7,238)   (7,238)   (7,238)    10,330  10,330  10,330
Deferral for future
  recovery                 -        -         -        (9,600)(11,766) (8,950)
                      --------  --------  --------    ------- ------- -------
Net periodic
  benefit cost        $(44,557) $(26,725) $(16,132)   $18,754 $19,084 $20,365
                      ========= ========= =========   ======= ======= =======

     The net periodic benefit cost for postretirement benefits represents the costs charged to expense for providing health care benefits to retirees and their eligible dependents. The amount of postretirement benefit cost deferred was $10 million as of December 31, 1998, and $14 million as of December 31, 1997. The company expects to recover any deferred postretirement costs by the year 2002. The transition obligation for postretirement benefits is being amortized over a period of 20 years.

     A one-percent change in the health care cost inflation rate from assumed rates would have the following effects:

                                     One-Percent                   One-Percent
                                      Increase                      Decrease
Effect on total of service and
  interest cost components           $4 million                    $(3 million)
Effect on postretirement
  benefit obligation                $45 million                   $(36 million)


Note 12.  Environmental Liability

     From time to time environmental laws, regulations and compliance programs may require changes in the company's operations and facilities and may increase the cost of electric and natural gas service.

     The U.S. Environmental Protection Agency and the New York State Department of Environmental Conservation, as appropriate, notified the company that it is among the potentially responsible parties who may be liable for costs incurred to remediate certain hazardous substances at nine waste sites, not including sites where gas was manufactured in the past, which are discussed below. With respect to the nine sites, seven sites are included in the New York State Registry of Inactive Hazardous Waste Sites and three of the sites are also included on the National Priorities list.

     Any liability may be joint and several for certain of those sites. The company recorded an estimated liability of $1 million related to five of the nine sites. The ultimate cost to remediate the sites may be significantly more than the estimated amount. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination and the portion attributed to the company.

     The company has a program to investigate and perform necessary remediation at its sites where gas was manufactured in the past. In 1994 and 1996, the company entered into Orders on Consent with the NYSDEC. These Orders require the company to investigate and, where necessary, remediate 34 of its 38 sites. Eight sites are included in the New York State Registry.

     The company's estimate for all costs related to investigation and remediation of the 38 sites ranges from $79 million to $178 million at December
31, 1998.   That estimate is based on both known and potential site conditions and multiple remediation alternatives for each of the sites. The estimate has not been discounted and is based on costs in 1996 dollars that the company expects to incur through the year 2017. The estimate could change materially, based on facts and circumstances derived from site investigations, changes in required remedial action, changes in technology relating to remedial alternatives and changes to current laws and regulations.

     The liability to investigate and perform remediation, as necessary, at the known inactive gas manufacturing sites, reflected in its consolidated balance sheets was $79 million at December 31, 1998 and $81 million at December 31, 1997. The company recorded a corresponding regulatory asset, net of insurance recoveries, since it expects to recover the net costs in rates.


Note 13.  Commitments

Capital Spending

      The company has commitments in connection with its capital spending program and estimates that spending, including nuclear fuel, will approximate $92 million for 1999, $105 million for 2000 and $85 million for 2001. The capital spending program is expected to be financed entirely with internally generated funds. The program is subject to periodic review and revision. Capital spending will be primarily for the extension of service, necessary improvements to existing facilities and environmental compliance requirements.

Nonutility generator power purchase contracts

      The company expensed approximately $326 million in 1998, $324 million in 1997 and $320 million in 1996 for NUG power, including termination costs. The company estimates that NUG power purchases will total $358 million in 1999 and $376 million in 2000 and in 2001, unless it is able to change the NUG contracts.


Note 14.  Quarterly Financial Information (Unaudited)

Quarter ended            March 31    June 30   Sep. 30    Dec. 31
                                       (Thousands)

                           1998         1998      1998      1998
Operating Revenues       $627,232    $459,303  $445,316   $480,906
Operating Income         $157,142     $93,335  $103,612   $128,631
Net Income                $78,440     $36,166   $41,802    $57,390
Balance Available for
  Common Stock            $76,171     $33,906   $39,451    $55,687

                           1997        1997      1997      1997
Operating Revenues       $588,137    $470,370  $492,829   $578,653
Operating Income         $167,527     $82,743   $80,826   $111,572
Net Income                $81,977     $26,275   $28,277(1) $48,024
Balance Available for
  Common Stock            $79,662     $23,923   $25,929(1) $45,697


(1) Includes the effect of fees related to an unsolicited tender offer that decreased net income and balance available for common stock by $17 million.

                       REPORT OF INDEPENDENT ACCOUNTANTS









  To the Shareholder and Board of Directors,
  New York State Electric & Gas Corporation
  Ithaca, New York

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of New York State Electric & Gas Corporation, "the Company," and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




  PricewaterhouseCoopers LLP
  New York, New York
  January 29, 1999

NEW YORK STATE ELECTRIC & GAS CORPORATION

SCHEDULE II - Consolidated Valuation and Qualifying Accounts
(Thousands)

     Years Ended December 31, 1998, 1997 and 1996
                                Beginning                                               End
     Classification             of Year    Additions  Write-offs (a)      Adjustments   of Year

     1998
       Allowance for Doubtful
          Accounts - Accounts
          Receivable             $6,801     $14,867       $(14,861)           (501)(c)      $6,306 (b)
       Deferred Tax Asset
          Valuation Allowance    $1,611        -              -             (1,611)(c)         -

     1997
       Allowance for Doubtful
          Accounts - Accounts
          Receivable             $6,806     $17,345       $(17,350)            -            $6,801 (b)
       Deferred Tax Asset
          Valuation Allowance    $1,385        $226           -                -            $1,611

     1996
       Allowance for Doubtful
          Accounts - Accounts
          Receivable             $6,785     $18,858       $(18,937)           $100(d)       $6,806 (b)
       Deferred Tax Asset
          Valuation Allowance    $2,852        $158        $(1,625)            -            $1,385



     (a)     Uncollectible accounts charged against the allowance, net of recoveries.
     (b)     Represents an estimate of the write-offs that will not be recovered in rates.
     (c)     Due to the transfer of XENERGY Enterprises to Energy East Corporation.
     (d)     Due to acquisition of KENETECH Energy Management, Inc. in 1996.

                    REPORT OF INDEPENDENT ACCOUNTANTS







     To the Board of Directors,
     New York State Electric & Gas Corporation
     Ithaca, New York


     Our audits of the consolidated financial statements referred to in our report dated January 29, 1999, appearing in this annual report of Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




     PricewaterhouseCoopers LLP
     New York, New York
     January 29, 1999

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure - None


                                 PART III

Item 10.  Directors and executive officers of the Registrant

       Information regarding Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in Exhibit 99-1. Information regarding executive officers is on pages 7 and 8 of this report.


Item 11.  Executive compensation

       Information regarding executive compensation is set forth in Exhibits 99-1 and 99-2.


Item 12.  Security ownership of certain beneficial owners and management

       Energy East is the beneficial owner of 100% of the company's common stock. Information regarding ownership of equity securities of Energy East is set forth in Exhibits 99-1 and 99-2.


Item 13.  Certain relationships and related transactions

       The law firms of which Mr. Gioia and Mr. Keeler are of counsel provided in 1998, and are expected to provide in 1999, legal services to the company.


                                  PART IV

Item 14.  Exhibits, financial statement schedules, and reports on Form 8-K

(a)  The following documents are filed as part of this report:

 1. Financial statements
     Included in Part II of this report:
     a)   Consolidated Balance Sheets as of December 31, 1998 and 1997
     b)   For the three years ended December 31, 1998:
            Consolidated Statements of Income
            Consolidated Statements of Cash Flows
            Consolidated Statements of Changes in Common Stock Equity
     c)   Notes to Consolidated Financial Statements
     d)   Report of Independent Accountants

 2. Financial statement schedule
     Included in Part II of this report:
     For the three years ended December 31, 1998:
         II. Consolidated Valuation and Qualifying Accounts

     Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Consolidated Financial Statements or notes thereto.

3.  Exhibits
(a)(1)   The following exhibits are delivered with this report:

  Exhibit No.
     12    - Computation of Ratio of Earnings to Fixed Charges.
     23    - Consent of PricewaterhouseCoopers LLP to incorporation by reference into certain registration statements.
     27    - Financial Data Schedule.
     99-1 - Information regarding directors, Section 16 (a) compliance, executive compensation, employment, change in control and other arrangements, and security ownership of management.
     99-2  - Information from Energy East Corporation's Proxy Statement dated
             March 3, 1999, under the captions "Security Ownership of Management," "Executive Compensation," "Employment, Change in Control and Other Arrangements" and "Directors' Compensation."
     99-3 - Information from Energy East Corporation's Form 10-K for the year ended December 31, 1998, Item 3. Legal Proceedings.

(a)(2)     The following exhibits are incorporated herein by reference:

Exhibit No.                 Filed in                           As Exhibit No.
      2-1  - Agreement and Plan of Share Exchange between the
             Company and Energy East Corporation - Registration
             No. 333-37997   . . . . . . . . . . . . . . . . . .      2-1
      3-1  - Restated Certificate of Incorporation of the
             Company pursuant to Section 807 of the Business
             Corporation Law filed in the Office of the
             Secretary of State of the State of New York on
             October 25, 1988 - Registration No. 33-50719  . . .      4-11
      3-2  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the
             Secretary of State of the State of New York
             on October 17, 1989 - Registration No. 33-50719 . .      4-12
      3-3  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on May 22, 1990 -
             Registration No. 33-50719 . . . . . . . . . . . . .      4-13
      3-4  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the
             Secretary of State of the State of New York
             on October 31, 1990 - Registration No. 33-50719 . .      4-14
      3-5  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the
             Secretary of State of the State of New York
             on February 6, 1991 - Registration No. 33-50719 . .      4-15
      3-6  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the
             Secretary of State of the State of New York
             on October 15, 1991 - Registration No. 33-50719 . .      4-16
      3-7  - Certificate of Merger of Columbia Gas of New York,
             Inc. into the Company filed in the Office of the
             Secretary of State of the State of New York on
             April 8, 1991 - Registration No. 33-50719 . . . . .      4-20
      3-8  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on May 28, 1992 -
             Registration No. 33-50719 . . . . . . . . . . . . .      4-17

Exhibit No.                 Filed in                           As Exhibit No.

      3-9  - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on October 20, 1992 -
             Registration No. 33-50719 . . . . . . . . . . . . .      4-18
      3-10 - Certificate of Amendment of the Certificate of
             Incorporation filed in the Office of the Secretary
             of State of the State of New York on October 14, 1993 -
             Registration No. 33-50719 . . . . . . . . . . . . .      4-19
      3-11 - Certificate of Amendment of the Certificate of Incor-
             poration filed in the Office of the Secretary of State
             of the State of New York on December 10, 1993 -
             Company's 10-K for the year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .      3-11
      3-12 - Certificate of Amendment of the Certificate of Incor-
             poration filed in the Office of the Secretary of State
             of the State of New York on December 20, 1993 -
             Company's 10-K for the year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .      3-12
      3-13 - Certificate of Amendment of the Certificate of Incor-
             poration filed in the Office of the Secretary of State
             of the State of New York on December 20, 1993 -
             Company's 10-K for the year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .      3-13
      3-14 - Certificates of the Secretary of the Company concern-
             ing consents dated March 20, 1957 and May 9, 1975 of
             holders of Serial Preferred Stock with respect to
             issuance of certain unsecured indebtedness -
             Registration No. 2-69988. . . . . . . . . . . . . .      4-7
      3-15 - By-Laws of the Company as amended June 5, 1998 -
             Company's 10-Q for the quarter ended June 30, 1998 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .      3-15
      4-1  - First Mortgage dated as of July 1, 1921 executed by the Company under its then name of "New York State
             Gas and Electric Corporation" to The Equitable Trust
             Company of New York, as Trustee (The Chase Manhattan
             Bank is Successor Trustee) - Registration No. 33-4186.   4-1

Supplemental Indentures to First Mortgage dated as of July 1, 1921:

     4-2   - No. 37 - Registration No. 33-31297. . . . . . . . .      4-2
     4-3   - No. 39 - Registration No. 33-31297. . . . . . . . .      4-3
     4-4   - No. 43 - Registration No. 33-31297. . . . . . . . .      4-4
     4-5   - No. 51 - Registration No. 2-59840 . . . . . . . . .      2-B(46)
     4-6   - No. 74 - Registration No. 2-59840 . . . . . . . . .      2-B(69)
     4-7   - No. 75 - Registration No. 2-59840 . . . . . . . . .      2-B(70)
     4-8   - No. 103- Registration No. 33-43458. . . . . . . . .      4-8
     4-9   - No. 104- Registration No. 33-43458. . . . . . . . .      4-9
     4-10  - No. 105- Registration No. 33-52040. . . . . . . . .      4-8
     4-11  - No. 106- Company's 10-K for the year ended
                      December 31, 1992 - File No. 1-3103-2. . .      4-23
     4-12  - No. 107- Company's 10-K for the year ended
                      December 31, 1992 - File No. 1-3103-2. . .      4-24
     4-13  - No. 108- Registration No. 33-50719. . . . . . . . .      4-8
     4-14  - No. 109- Registration No. 33-50719. . . . . . . . .      4-9

Exhibit No.                 Filed in                           As Exhibit No.

    10-1   - Transmission Agreement dated December 12, 1983 with
             the Power Authority of the State of New York, with
             respect to connection of the Kintigh (Somerset)
             Generating Station to the Niagara-Edic 345 kv
             transmission system - Company's 10-K for the year
             ended December 31, 1988 - File No. 1-3103-2 . . . .     10-6
    10-2   - Amendment dated December 21, 1989 to the Transmission
             Agreement dated December 12, 1983 with the Power
             Authority of the State of New York, with respect to connection of the Kintigh (Somerset) Generating Station to the Niagara-Edic 345 kv transmission system -
             Company's 10-K for the year ended December
             31, 1989 - File No. 1-3103-2. . . . . . . . . . . . .   10-7
    10-3   - New York Power Pool Agreement dated July 16, 1985 -
             Company's 10-K for the year ended December 31, 1988 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-7
    10-4   - Transmission Agreement dated January 10, 1990, between
             the Company and Niagara Mohawk Power Corporation,
             with respect to remote load and generation wheeling
             service for the Company - Company's 10-K for the
             year ended December 31, 1990 - File No. 1-3103-2. .     10-17
    10-5   - Basic Agreement dated as of September 22, 1975
             between the Company and others concerning Nine Mile
             Point Nuclear Station, Unit No. 2 - Registration
             No. 2-54903. . . . . . . . . . . . . . . . . . . .      5-0
    10-6   - Nine Mile Point Nuclear Station Unit 2 Operating
             Agreement effective as of January 1, 1993 among
             the Company and others - Company's 10-K for the
             year ended December 31, 1992 - File No. 1-3103-2. .     10-18
    10-7   - Asset Purchase Agreement among Pennsylvania Electric
             Company, NGE Generation, Inc., the Company and
             Mission Energy Westside, Inc. dated as of August 1,
             1998 - Energy  East Corporation's 10-K for the year
             ended December 31, 1998 - File No. 1-14766. . . . .     10-1
    10-8   - Asset Purchase Agreement among NGE Generation, Inc.,
             the Company and AES NY, L.L.C. dated as of August 3,
             1998 - Energy East Corporation's 10-K for the year
             ended December 31, 1998 - File No. 1-14766. . . . .     10-2
 (A)10-9   - Retirement Plan for Directors - Company's 10-K
             for the year ended December 31, 1991 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-26
 (A)10-10  - Retirement Plan for Directors Amendment No. 1 -
             Company's 10-K for the year ended December 31, 1993 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-21
 (A)10-11  - Retirement Plan for Directors Amendment No. 2 -
             Company's 10-K for the year ended December 31, 1995 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-15
 (A)10-12  - Retirement Plan for Directors Amendment No. 3 -
             Company's 10-K for the year ended December 31, 1996 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-16
 (A)10-13  - Retirement Plan for Directors Amendment No. 4 -
             Company's 10-Q for the quarter ended June 30, 1998
             - File No. 1-3103-2 . . . . . . . . . . . . . . . . .   10-46

 Exhibit No.               Filed in                           As Exhibit No.

 (A)10-14  - Form of Deferred Compensation Plan for Directors -
             Company's 10-K for the year ended December 31, 1989 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-22
 (A)10-15  - Deferred Compensation Plan for Directors Amendment
             No. 1 - Company's 10-K for the year ended December
             31, 1993 - File No. 1-3103-2. . . . . . . . . . . .     10-23
 (A)10-16  - Amended and Restated Director Share Plan - Company's
             10-Q for the quarter ended June 30, 1998 - File
             No. 1-3103-2 . . . . . . . . . . . . . . . . .          10-47
 (A)10-17  - Deferred Compensation Plan for the Director Share
             Plan - Company's 10-K for the year ended December
             31, 1996 - File No. 1-3103-2. . . . . . . . . . . .     10-20
 (A)10-18  - Amended and Restated Supplemental Executive
             Retirement Plan - Company's 10-Q for the quarter
             ended June 30, 1998 - File No. 1-3103-2 . . . . . .     10-48
 (A)10-19  - Amended and Restated Annual Executive Incentive Plan
             - Company's 10-Q for the quarter ended June 30, 1998
             - File No. 1-3103-2 . . . . . . . . . . . . . . . .     10-49
 (A)10-20  - Amended and Restated Long-Term Executive Incentive
             Share Plan - Company's 10-Q for the quarter ended
             June 30, 1998 - File No. 1-3103-2 . . . . . . . . .     10-50
 (A)10-21  - Long-Term Executive Incentive Share Plan Amendment
             No. 1 - Company's 10-Q for the quarter ended September
             30, 1998 - File No. 1-3103-2 . . . . . . . . . . . .    10-55
 (A)10-22  - Long-Term Executive Incentive Share Plan Deferred
             Compensation Agreement - Company's 10-K for the year
             ended December 31, 1995 - File No. 1-3103-2 . . . .     10-44
 (A)10-23  - Form of Severance Agreement for Senior Vice
             Presidents - Company's 10-K for the year ended December
             31, 1993 - File No. 1-3103-2. . . . . . . . . . . .     10-47
 (A)10-24  - Form of Severance Agreement for Senior Vice
             Presidents Amendment No. 1 - Company's 10-K for the
             year ended December 31, 1995 - File No. 1-3103-2 . .    10-50
 (A)10-25  - Form of Severance Agreement for Senior Vice
             Presidents Amendment No. 2 - Company's Schedule
             14D-9, dated July 30, 1997. . . . . . . . . . . . .     4
 (A)10-26  - Form of Severance Agreement for Senior Vice
             Presidents Amendment No. 3 - Company's Schedule
             14D-9, dated July 30, 1997. . . . . . . . . . . . .     5
 (A)10-27  - Form of Amendment to the Company's Severance
             Agreements - Company's 10-Q for the quarter ended
             June 30, 1998 - File No. 1-3103-2 . . . . . . . . .     10-51
 (A)10-28  - Employee Invention and Confidentiality Agreement
             (Existing Executive) - Company's Schedule 14D-9,
             dated July 30, 1997 . . . . . . . . . . . . . . . .     9
 (A)10-29  - Employee Invention and Confidentiality Agreement
             (Existing Executive) Amendment No. 1 - Company's
             Schedule 14D-9, dated July 30, 1997 . . . . . . . .     10
 (A)10-30  - Deferred Compensation Plan for Salaried Employees -
             Company's 10-K for the year ended December 31, 1995 -
             File No. 1-3103-2 . . . . . . . . . . . . . . . . .     10-53
 (A)10-31  - Amended and Restated Employment Agreement for W.W.
             von Schack - Company's 10-Q for the quarter ended
             June 30, 1998 - File No. 1-3103-2 . . . . . . . . .     10-52

 Exhibit No.                 Filed in                          As Exhibit No.

 (A)10-32  - Amended and Restated Employment Agreement for M.I.
             German - Company's 10-Q for the quarter ended
             June 30, 1998 - File No. 1-3103-2 . . . . . . . . .     10-53
 (A)10-33  - Amended and Restated Employment Agreement for K.M.
             Jasinski - Company's 10-Q for the quarter ended
             June 30, 1998 - File No. 1-3103-2 . . . . . . . . .     10-54
 (A)10-34  - 1997 Stock Option Plan - Company's Schedule 14D-9,
             dated July 30, 1997 . . . . . . . . . . . . . . . .     20
 (A)10-35  - 1997 Stock Option Plan Amendment No. 1 - Energy East
             Corporation's 10-Q for the quarter ended June 30,
             1998 - File No. 1-14766 . . . . . . . . . . . . . .     10-1
 (A)10-36  - Non-Statutory Stock Option Award Agreement -
             Company's Schedule 14D-9, dated July 30, 1997 . . .     21
 (A)10-37  - Non-Statutory Stock Option Award Agreement Amendment
             No. 1 - Energy East Corporation's 10-Q for the quarter
             ended June 30, 1998 - File No. 1-14766. . . . . . .     10-2
 (A)10-38  - Restricted Stock Plan - Energy East Corporation's
             10-K for the year ended December 31, 1998 - File
             No. 1-14766 . . . . . . . . . . . . . . . . . . . .     10-36


_____________________________
(A)  Management contract or compensatory plan or arrangement.



     The company agrees to furnish to the Commission, upon request, a copy of the Revolving Credit Agreement dated as of July 31, 1992, as amended, between the company, The Chase Manhattan Bank, as Agent, and certain banks; a copy of the Participation Agreements dated as of June 1, 1987 and December 1, 1988 between the company and New York State Energy Research and Development Authority (NYSERDA) relating to Adjustable Rate Pollution Control Revenue Bonds (1987 Series A), and (1988 Series A), respectively; a copy of the Participation Agreements dated as of March 1, 1985, October 15, 1985, and December 1, 1985 between the company and NYSERDA relating to Annual Tender Pollution Control Revenue Bonds (1985 Series A), (1985 Series B), and (1985 Series D), respectively; a copy of the Participation Agreements dated as of February 1, 1993, February 1, 1994, June 1, 1994, October 1, 1994 and December 1, 1994
between the company and NYSERDA relating to Pollution Control Refunding Revenue Bonds (1994 Series A), (1994 Series B), (1994 Series C), (1994 Series D), and (1994 Series E), respectively; a copy of the Participation Agreement dated as of December 1, 1993 between the company and NYSERDA relating to Solid Waste Disposal Revenue Bonds (1993 Series A); and a copy of the Participation Agreement dated as of December 1, 1994 between the company and the Indiana County Industrial Development Authority relating to Pollution Control Refunding Revenue Bonds (1994 Series A). The total amount of securities authorized under each of such agreements does not exceed 10% of the total assets of the company.


(b)  Reports on Form 8-K

            None

                                Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NEW YORK STATE ELECTRIC & GAS CORPORATION





Date:  March 29, 1999                By: Sherwood J. Rafferty
                                         Sherwood J. Rafferty
                                         Senior Vice President and
                                         Chief Financial Officer





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                     PRINCIPAL EXECUTIVE OFFICER





Date:  March 29, 1999                By: Wesley W. von Schack
                                         Wesley W. von Schack
                                         Chairman, President,
                                         Chief Executive Officer and
                                         Director



                                     PRINCIPAL FINANCIAL OFFICER AND
                                     PRINCIPAL ACCOUNTING OFFICER





Date:  March 29, 1999                By: Sherwood J. Rafferty
                                         Sherwood J. Rafferty
                                         Senior Vice President and
                                         Chief Financial Officer

Date:  March 29, 1999                By: Richard Aurelio
                                         Richard Aurelio
                                         Director





Date:  March 29, 1999                By: James A. Carrigg
                                         James A. Carrigg
                                         Director





Date:  March 29, 1999                By: Alison P. Casarett
                                         Alison P. Casarett
                                         Director






Date:  March 29, 1999                By: Joseph J. Castiglia
                                         Joseph J. Castiglia
                                         Director





Date:  March 29, 1999                By: Lois B. DeFleur
                                         Lois B. DeFleur
                                         Director





Date:  March 29, 1999                By: Everett A. Gilmour
                                         Everett A. Gilmour
                                         Director

Date:  March 29, 1999                By: Paul L. Gioia
                                         Paul L. Gioia
                                         Director




Date:  March 29, 1999                By: John M. Keeler
                                         John M. Keeler
                                         Director




Date:  March 29, 1999                By: Ben E. Lynch
                                         Ben E. Lynch
                                         Director




Date:  March 29, 1999                By: Alton G. Marshall
                                         Alton G. Marshall
                                         Director




Date:  March 29, 1999                By: Walter G. Rich
                                         Walter G. Rich
                                         Director

                         EXHIBIT INDEX

*2-1  - Agreement and Plan of Share Exchange between the Company and Energy
        East Corporation.
*3-1  - Restated Certificate of Incorporation of the Company pursuant to
        Section 807 of the Business Corporation Law filed in the Office of the Secretary of State of the State of New York on October 25, 1988.
*3-2 - Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 17, 1989.
*3-3 - Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on May 22, 1990.
*3-4 - Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 31, 1990.
*3-5 - Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on February 6, 1991.
*3-6 - Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 15, 1991.
*3-7  - Certificate of Merger of Columbia Gas of New York, Inc. into the
        Company filed in the Office of the Secretary of State of the State of New York on April 8, 1991.
*3-8 - Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on May 28, 1992.
*3-9 - Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 20, 1992.
*3-10 - Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 14, 1993.
*3-11 - Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 10, 1993.
*3-12 - Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 20, 1993.
*3-13 - Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 20, 1993.
*3-14 - Certificates of the Secretary of the Company concerning consents dated
        March 20, 1957 and May 9, 1975 of holders of Serial Preferred Stock with respect to issuance of certain unsecured indebtedness.
*3-15 - By-Laws of the Company as amended June 5, 1998.
*4-1 - First Mortgage dated as of July 1, 1921 executed by the Company under its then name of "New York State Gas and Electric Corporation" to The Equitable Trust Company of New York, as Trustee (The Chase Manhattan Bank is Successor Trustee).

Supplemental Indentures to First Mortgage dated as of July 1, 1921:
* 4-2  --  No. 37   * 4-7    --  No.  75          * 4-11  --  No. 106
* 4-3  --  No. 39   * 4-8    --  No. 103          * 4-12  --  No. 107
* 4-4  --  No. 43   * 4-9    --  No. 104          * 4-13  --  No. 108
* 4-5  --  No. 51   * 4-10  --  No. 105           * 4-14  --  No. 109
* 4-6  --  No. 74

  *10-1 - Transmission Agreement dated December 12, 1983 with the Power Authority of the State of New York, with respect to connection of the Kintigh (Somerset) Generating Station to the Niagara-Edic 345 kv transmission system.
  *10-2 - Amendment dated December 21, 1989 to the Transmission Agreement dated December 12, 1983 with the Power Authority of the State of New York, with respect to connection of the Kintigh (Somerset) Generating Station to the Niagara-Edic 345 kv transmission system.
  *10-3 -  New York Power Pool Agreement dated July 11, 1985.
  *10-4 - Transmission Agreement dated January 10, 1990, between the Company and Niagara Mohawk Power Corporation, with respect to remote load and generation wheeling service for the Company.
  *10-5 - Basic Agreement dated as of September 22, 1975 between the Company and others concerning Nine Mile Point Nuclear Station, Unit No. 2.
  *10-6 - Nine Mile Point Nuclear Station Unit 2 Operating Agreement effective as of January 1, 1993 among the Company and others.
  *10-7 - Asset Purchase Agreement among Pennsylvania Electric Company, NGE Generation, Inc., the Company and Mission Energy Westside, Inc. dated as of August 1, 1998.
  *10-8 - Asset Purchase Agreement among NGE Generation, Inc., the Company and AES NY, L.L.C. dated as of August 3, 1998.
*(A)10-9   -    Retirement Plan for Directors.
*(A)10-10  -    Retirement Plan for Directors Amendment No. 1.
*(A)10-11  -    Retirement Plan for Directors Amendment No. 2.
*(A)10-12  -    Retirement Plan for Directors Amendment No. 3.
*(A)10-13  -    Retirement Plan for Directors Amendment No. 4.
*(A)10-14  -    Form of Deferred Compensation Plan for Directors.
*(A)10-15  -    Deferred Compensation Plan for Directors Amendment No. 1.
*(A)10-16  -    Amended and Restated Director Share Plan.
*(A)10-17  -    Deferred Compensation Plan for the Director Share Plan.
*(A)10-18  -    Amended and Restated Supplemental Executive Retirement Plan.
*(A)10-19  -    Amended and Restated Annual Executive Incentive Plan.
*(A)10-20  -    Amended and Restated Long-Term Executive Incentive Share Plan.
*(A)10-21  -    Long-Term Executive Incentive Share Plan Amendment No. 1.
*(A)10-22  -    Long-Term Executive Incentive Share Plan Deferred Compensation
                Agreement.
*(A)10-23  -    Form of Severance Agreement for Senior Vice Presidents.
*(A)10-24  -    Form of Severance Agreement for Senior Vice Presidents
                Amendment No. 1.
*(A)10-25  -    Form of Severance Agreement for Senior Vice Presidents
                Amendment No. 2.
*(A)10-26  -    Form of Severance Agreement for Senior Vice Presidents
                Amendment No. 3.
*(A)10-27  -    Form of Amendment to the Company's Severance Agreements.
*(A)10-28  -    Employee Invention and Confidentiality Agreement (Existing
                Executive).
*(A)10-29  -    Employee Invention and Confidentiality Agreement (Existing
                Executive) Amendment No. 1.
*(A)10-30  -    Deferred Compensation Plan for Salaried Employees.
*(A)10-31  -    Amended and Restated Employment Agreement for W.W. von Schack.
*(A)10-32  -    Amended and Restated Employment Agreement for M.I. German.
*(A)10-33  -    Amended and Restated Employment Agreement for K.M. Jasinski.
*(A)10-34  -    1997 Stock Option Plan.

*(A)10-35  -    1997 Stock Option Plan Amendment No. 1.
*(A)10-36  -    Non-Statutory Stock Option Award Agreement.
*(A)10-37  -    Non-Statutory Stock Option Award Agreement Amendment No. 1.
*(A)10-38  -    Restricted Stock Plan.
    99-1   -    Information regarding directors, Section 16(a) compliance, executive compensation, employment, change in control and other arrangements, and security ownership of management.
    99-2   -    Information from Energy East Corporation's Proxy Statement dated March 3, 1999, under the captions "Security Ownership of
                Management," "Executive Compensation," "Employment, Change in
                Control and Other Arrangements" and "Directors' Compensation."
    99-3   -    Information from Energy East Corporation's Form 10-K for the year ended December 31, 1998, Item 3. Legal Proceedings.
     12    -    Computation of Ratio of Earnings to Fixed Charges.
     23    -    Consent of PricewaterhouseCoopers LLP to incorporation by
                reference into certain registration statements.
     27    -    Financial Data Schedule.



































___________________________________
 *   Incorporated by reference.
(A)  Management contract or compensatory plan or arrangement.