Form 10-Q
period 1999-03-31
NEW YORK STATE ELECTRIC & GAS CORP
filed 1999-05-14
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                                          March 31, 1999
For the quarterly period ended. . . . . . . .  . . . . . . . . . .

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from. . . . . . . . to . . . . . . . . .

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

                           Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of April 30, 1999 was 64,508,477. All shares are owned by Energy East Corporation.

                            TABLE OF CONTENTS



                                 PART I



                                                             Page

     Item 1.      Financial Statements. . . . . . . . .   1


     Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations
                     (a)    Results of Operations . . .   7
                     (b)    Liquidity and Capital Resources.   7





     PART II


     Item 4.      Submission of Matters to a Vote of
                     Security Holders . . . . . . . . . 11

     Item 6.      Exhibits and Reports on Form 8-K
                     (a)    Exhibits. . . . . . . . . . 11
                     (b)    Reports on Form 8-K . . . . 11





     Signature. . . . . . . . . . . . . . . . . . . . . 12

     Exhibit Index. . . . . . . . . . . . . . . . . . . 13

PART 1 - FINANCIAL                               INFORMATION

Item 1.  Financial Statements

                    New York State Electric & Gas Corporation
                        Statements of Income - (Unaudited)

                                                             Three Months
Periods Ended March 31                                    1999          1998
                                                             (Thousands)
Operating Revenues
 Electric . . . . . . . . . . . . . . . .              $415,340      $505,588
 Natural Gas. . . . . . . . . . . . . . .               135,394       121,644
                                                       ----------    ----------

    Total Operating Revenues. . . . . . .               550,734       627,232
                                                       ----------    ----------

Operating Expenses
 Fuel used in electricity generation
   and electricity purchased. . . . . . .               145,676       205,303
 Natural gas purchased. . . . . . . . . .                56,482        57,137
 Other operating expenses . . . . . . . .                70,049        73,168
 Maintenance. . . . . . . . . . . . . . .                17,495        31,948
 Depreciation and amortization. . . . . .                30,957        47,594
 Other taxes. . . . . . . . . . . . . . .                47,279        54,940
                                                       ----------    ----------

    Total Operating Expenses. . . . . . .               367,938       470,090
                                                       ----------    ----------

Operating Income. . . . . . . . . . . . .               182,796       157,142
Interest Charges, Net . . . . . . . . . .                30,227        30,636
Other Income and Deductions . . . . . . .                    67         2,722
                                                       ----------    ----------

Income Before Federal Income Taxes  . . .               152,502       123,784
Federal Income Taxes. . . . . . . . . . .                53,217        45,344
                                                       ----------    ----------
Net Income. . . . . . . . . . . . . . . .                99,285        78,440
Preferred Stock Dividends . . . . . . . .                 1,030         2,269
                                                       ----------    ----------

Balance Available for Common Stock. . . .               $98,255       $76,171
                                                       ==========    ==========

The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                           Balance Sheets - (Unaudited)

                                                         March 31,    Dec. 31,
                                                           1999         1998
                                                              (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .     $7,578     $12,149
 Special deposits . . . . . . . . . . . . . . . . . . .      3,731       4,729
 Accounts receivable, net . . . . . . . . . . . . . . .    127,444     113,553
 Loan receivable, affiliated company. . . . . . . . . .    810,681     134,443
 Fuel, at average cost. . . . . . . . . . . . . . . . .      2,840      20,200
 Materials and supplies, at average cost. . . . . . . .      8,257       8,292
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    127,459     102,691
                                                         ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .  1,087,990     396,057

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  3,378,101   3,361,747
    Natural gas . . . . . . . . . . . . . . . . . . . .    606,275     602,737
 Common . . . . . . . . . . . . . . . . . . . . . . . .    141,419     144,043
                                                         ----------  ----------

                                                         4,125,795   4,108,527
 Less accumulated depreciation. . . . . . . . . . . . .  1,389,481   1,362,501
                                                         ----------  ----------
       Net Utility Plant in Service . . . . . . . . . .  2,736,314   2,746,026
 Construction work in progress. . . . . . . . . . . . .     11,346      27,741
                                                         ----------  ----------
       Total Utility Plant. . . . . . . . . . . . . . .  2,747,660   2,773,767

Other Property and Investments, Net . . . . . . . . . .     63,171      62,136


Regulatory and Other Assets
 Regulatory assets
  Deferred income taxes, sale of generation assets. . .    227,474        -
     Unfunded future federal income taxes . . . . . . .    137,925     136,404
  Unamortized debt expense. . . . . . . . . . . . . . .     70,308      71,530
  Demand-side management program costs. . . . . . . . .     61,512      64,466
  Environmental remediation costs . . . . . . . . . . .     59,300      60,600
  Other . . . . . . . . . . . . . . . . . . . . . . . .    107,386     125,693
                                                         ----------  ----------
    Total regulatory assets . . . . . . . . . . . . . .    663,905     458,693

 Other assets . . . . . . . . . . . . . . . . . . . . .     26,772      27,359
                                                         ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .    690,677     486,052
                                                         ----------  ----------
       Total Assets . . . . . . . . . . . . . . . . . . $4,589,498  $3,718,012
                                                         ==========  ==========




The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                           Balance Sheets - (Unaudited)

                                                          March 31,  Dec. 31,
                                                            1999       1998
Liabilities                                                    (Thousands)

Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .     $1,446     $2,604
 Current portion of preferred stock . . . . . . . . . .     19,309     75,000
 Commercial paper . . . . . . . . . . . . . . . . . . .     52,000     78,300
 Accounts payable and accrued liabilities . . . . . . .     81,807    101,511
 Interest accrued . . . . . . . . . . . . . . . . . . .     35,247     19,556
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .    325,072        701
    Accumulated deferred federal income tax, net. . . .     50,524     44,274
    Other . . . . . . . . . . . . . . . . . . . . . . .     55,688     76,302
                                                         ---------- ----------
    Total Current Liabilities . . . . . . . . . . . . .    621,093    398,248

Regulatory and Other Liabilities
 Regulatory liabilities
  Gain on sale of generation assets . . . . . . . . . .    617,484       -
  Deferred income taxes . . . . . . . . . . . . . . . .     91,635     98,038
  Deferred income taxes, unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .     60,250     60,896
  Other . . . . . . . . . . . . . . . . . . . . . . . .     36,691     42,182
                                                         ---------- ----------
 Total regulatory liabilities . . . . . . . . . . . . .    806,060    201,116

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    436,827    432,968
  Other postretirement benefits . . . . . . . . . . . .    142,667    137,681
  Environmental remediation costs . . . . . . . . . . .     79,300     80,600
  Other . . . . . . . . . . . . . . . . . . . . . . . .     85,486     81,540
                                                         ---------- ----------
 Total other liabilities. . . . . . . . . . . . . . . .    744,280    732,789
 Long-term debt . . . . . . . . . . . . . . . . . . . .  1,412,131  1,412,157
                                                         ---------- ----------
    Total Liabilities . . . . . . . . . . . . . . . . .  3,583,564  2,744,310
Commitments . . . . . . . . . . . . . . . . . . . . . .       -          -
Preferred Stock
 Preferred stock redeemable solely at the
   company's option . . . . . . . . . . . . . . . . . .     10,131     29,440
 Preferred stock subject to mandatory
   redemption requirements. . . . . . . . . . . . . . .     25,000     25,000

Common Stock Equity
 Common stock . . . . . . . . . . . . . . . . . . . . .    430,057    430,057
 Capital in excess of par value . . . . . . . . . . . .    430,393    430,329
    Retained earnings . . . . . . . . . . . . . . . . .    110,353     58,876
                                                         ---------- ----------
    Total Common Stock Equity . . . . . . . . . . . . .    970,803    919,262
                                                         ---------- ----------
    Total Liabilities and Stockholder's Equity  . . . . $4,589,498 $3,718,012
                                                         ========== ==========



The notes on page 6 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                      Statements of Cash Flows - (Unaudited)

                                                          Three Months
Periods Ended March 31                                   1999       1998
                                                            (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .   $99,285    $78,440
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . . .    30,957     47,594
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .  (223,880)    (5,575)
 Changes in current operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . .   (13,891)    13,592
   Inventory. . . . . . . . . . . . . . . . . . . .    17,395     18,430
   Prepayments. . . . . . . . . . . . . . . . . . .   (24,768)   (20,955)
   Accounts payable and accrued liabilities . . . .   (19,704)    (8,980)
   Taxes accrued. . . . . . . . . . . . . . . . . .   324,371     47,486
 Other, net . . . . . . . . . . . . . . . . . . . .   (31,656)     1,155
                                                      --------   --------
    Net Cash Provided by Operating Activities . . .   158,109    171,187
                                                      --------   --------
Investing Activities
 Utility plant additions. . . . . . . . . . . . . .   (13,572)   (38,801)
 Other property and investment. . . . . . . . . . .      -          (249)
                                                      --------   --------
    Net Cash Used in Investing Activities . . . . .   (13,572)   (39,050)
                                                      --------   --------
Financing Activities
 Repurchase of common stock . . . . . . . . . . . .      -      (114,023)
 Repayments of preferred stock and first
  mortgage bonds. . . . . . . . . . . . . . . . . .   (75,000)   (30,000)
 Long-term notes, net . . . . . . . . . . . . . . .      -          (380)
 Commercial paper, net. . . . . . . . . . . . . . .   (26,300)    47,000
 Dividends on common and preferred stock. . . . . .   (47,808)   (25,897)
                                                      --------   --------
    Net Cash Used in Financing Activities . . . . .  (149,108)  (123,300)
                                                      --------   --------

Net (Decrease) Increase in Cash and
 Cash Equivalents . . . . . . . . . . . . . . . . .    (4,571)     8,837
Cash and Cash Equivalents, Beginning of Period. . .    12,149      8,168
                                                      --------   --------
Cash and Cash Equivalents, End of Period. . . . . .    $7,578    $17,005
                                                      ========   ========
Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .    $9,265    $11,473

The notes on page 6 are an integral part of the financial statements.

New York State Electric & Gas Corporat            ion
Statements of Retained Earnings - (Unaudited)

                                                                Three Months
Periods Ended March 31                                         1999      1998
                                                                 (Thousands)
Balance, beginning of period. . . . . . . . . .              $58,876  $568,844
Add net income. . . . . . . . . . . . . . . . .               99,285    78,440
                                                             --------  --------
 . . . . . . . . . . . . . . . . . . . . . . . .              158,161   647,284

Deduct dividends on capital stock
 Preferred. . . . . . . . . . . . . . . . . . .                1,030     2,269
 Common . . . . . . . . . . . . . . . . . . . .               46,778    23,628
                                                             --------  --------
 . . . . . . . . . . . . . . . . . . . . . . . .               47,808    25,897



Balance, end of period. . . . . . . . . . . . .             $110,353  $621,387
                                                            ========= =========






























The notes on page 6 are an integral part of the financial statements.

Note 1.   Unaudited Financial Statements

     The accompanying unaudited financial statements reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of New York State Electric & Gas Corporation's (company) results for the interim periods. All such adjustments are of a normal recurring nature. The company's 1998 consolidated financial statements include NGE Generation, Inc. and XENERGY Enterprises, Inc. to May 1, 1998, the effective date of the reorganization into a holding company structure, and include Somerset Railroad Corporation, which was transferred to NGE Generation effective July 31, 1998. The unaudited financial state-ments should be read in conjunction with the consolidated financial statements and notes contained in the company's Form 10-K for the year ended December 31, 1998. Due to the seasonal nature of the company's operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.


Note 2.   Segment Information

     Selected financial information for each business segment is presented in the following table. The company's two business segments are electric and natural gas. The electric business segment consists of electricity generation, transmission and distribution operations. The natural gas business segment consists of natural gas distribution, transportation and storage operations.

       Three Months Ended        Electric    Natural Gas       Total
         March 31, 1999
          Operating Revenues     $415,340      $135,394      $550,734
          Net Income              $69,685       $29,600       $99,285

         March 31, 1998
          Operating Revenues     $505,588      $121,644      $627,232
          Net Income              $59,788       $20,226       $80,014 (1)

       Identifiable Assets
         March 31, 1999        $3,428,028      $478,896    $3,906,924 (2)
         December 31, 1998     $2,565,977      $497,750    $3,063,727 (2)

(1) Net Income for March 31, 1998, excludes a net loss from a subsidiary that was transferred to the company's parent as part of the reorganization into a holding company structure effective May 1, 1998.
(2) Identifiable Assets exclude corporate assets of $682,574 for March 31, 1999, and $654,285 for December 31, 1998.

Note 3.   Reclassifications

     Certain amounts have been reclassified on the financial statements to conform with the 1999 presentation.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Results of Operations

Earnings
     Excluding the effect of 1998 wholesale electricity activity due to the reorganization into a holding company structure in May 1998, earnings for the first quarter of 1999 improved due to higher retail electricity and natural gas retail deliveries caused by milder-than-normal weather last year. The increase was partially offset by price reductions provided to customers to promote competition.

Operating Results for the Electric Business
     Excluding the effect of 1998 wholesale activity due to the reorganization into a holding company structure in May 1998, electric operating revenues for 1999 increased primarily due to higher retail deliveries caused by milder-than-normal weather last year, partially offset by a decrease due to lower retail electricity prices. Electric operating expenses were higher due to an increase in electricity purchased for retail deliveries, partially offset by a decrease in other operating costs.

Operating Results for the Natural Gas Business
     Natural gas operating revenues increased for the quarter primarily due to higher retail deliveries caused by milder-than-normal weather last year. A higher volume of natural gas purchases was offset by lower purchased gas costs.


(b) Liquidity and Capital Resources

Electric Business

Sale of Affiliate's Coal-fired Generation Assets: In 1998 an affiliate's seven coal-fired stations and associated assets and liabilities were placed up for auction. Offers totaling $1.85 billion were accepted from The AES Corporation and Edison Mission Energy in August 1998 for those generation assets. The affiliate completed the sale of its interest in the Homer City generation assets to Mission Energy in March 1999, and the sale of its remaining coal-fired generation assets to AES in May 1999.

     All proceeds, net of taxes and transaction costs, in excess of the net book value of the generation assets, less funded deferred taxes, will be used to write down the company's 18% investment in Nine Mile Point 2. This treatment is in accordance with the company's restructuring plan approved by the Public Service
Commission of the State of New York in January 1998.

     Now that the sale of the affiliate's coal-fired generation assets has been completed, the company's power requirements will be satisfied through generation from its nuclear and hydroelectric stations and by purchases from third parties. The company has assumed the risk of market prices that are sometimes volatile, since it has capped the prices it charges customers.

     The company uses electricity contracts to manage its exposure to fluctuations in the cost of electricity. These contracts allow it to fix margins on the majority of its retail and wholesale sales of electricity. The cost or benefit of electricity contracts is included in the cost of electricity purchased when the electricity is sold.

Nine Mile Point nuclear generating unit No. 2: The company is actively pursuing the sale of its 18% interest in Nine Mile Point
2. In January Niagara Mohawk Power Corporation, the operator and 41% owner of Nine Mile Point 2, announced its intention to pursue the sale of its interest in Nine Mile Point 2. Together the company and Niagara Mohawk are in active discussions concerning the sale to a third party who completed due diligence at the site earlier this year. The company will petition for all necessary regulatory approvals if an agreement is reached to sell Nine Mile Point 2.

Natural Gas Business

Role of Local Distribution Companies: On November 3, 1998, the PSC issued a "Policy Statement Concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment." The policy statement includes the PSC's vision for furthering competition in the natural gas industry in New York State. The PSC believes the most effective way to establish a competitive gas market is for natural gas utilities to exit the merchant function over a three to seven year period. The PSC also established guidelines and began several proceedings related to implementing its policy statement. The company is participating in each of the proceedings and continues to believe the competitive marketplace should decide who will be the suppliers of natural gas.


     The PSC's Order requires local distribution companies, effective April 1, 1999, to cease assigning certain capacity costs to customers who switch from distribution service to transportation service. The local distribution companies will be provided a reasonable opportunity to recover any capacity costs that may be stranded. The company made a compliance filing with the PSC in January 1999 to implement this requirement. The filing provided, among other things, for the full recovery of stranded capacity costs. In March 1999 the PSC approved the filing, with certain modifications, allowing for the full recovery of stranded capacity costs.

Other Matters

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

     The company's special-purpose systems consist of its non-information technology systems. The company has identified over 5,000 items in its special-purpose systems that may be affected by the Year 2000 problem. Items identified include software, hardware and embedded chips in systems such as those that control the acquisition and the delivery of electricity and natural gas to customers and those in its communication systems. The company believes it has fixed, eliminated, replaced or found no problem with over 96% of the special-purpose items it has identified, including those in its electricity and natural gas delivery systems. The company is determining and taking appropriate corrective action for the remaining identified items. Additional items, however, continue to be identified as the company proceeds with the review of its special-purpose systems. The company expects to have reviewed, identified and determined and taken the appropriate corrective action on all of its special-purpose systems by the end of the second quarter of 1999.

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

          The company's Year 2000 program is progressing on schedule and the company believes it is taking all necessary steps to address this issue successfully. Through March 31, 1999, the company has spent approximately $11.5 million and expects to spend an additional $0.8 million on Year 2000 readiness. The company believes this amount is adequate to address its Year 2000 issues. These amounts are being expensed as incurred and are being financed entirely with internally generated funds. Addressing the Year 2000 issue has not caused the company to delay any significant information system projects.

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

     The company is dependent on others for its supply of natural gas. In the event a supplier is not able to meet the company's needs, it plans to purchase the needed amount of natural gas from one of its many other suppliers on the same transmission line. Since the sale of its affiliate's coal-fired generation assets has been completed, the company will be buying from third parties the majority of the electricity its customers need. If the electricity available in its region is not adequate for all of the customers on its system, the company plans to operate at lower levels of power as outlined in its established emergency procedures. Should its mainframe hardware be disabled, it has a backup mainframe system that is capable of operating all of its business systems. The company expects to have all of its contingency plans ready and tested by mid-1999.

     The PSC issued an Order on October 30, 1998, adopting a July 1, 1999, deadline for New York utilities to complete their Year 2000 readiness programs for "mission critical" systems and for contingency plans. Mission critical systems include those systems that control the acquisition and the delivery of electricity and natural gas to customers, emergency management systems and certain electricity generation plants. The company believes that its Year 2000 readiness program for mission critical systems and for contingency plans will be completed by the PSC's July 1, 1999, deadline. The PSC requires the filing of status reports with it regarding certain Year 2000 issues.

Investing Activities

     Capital spending for the first three months of 1999 was $14 million, primarily for the extension of service and necessary improvements to existing facilities. The company's capital spending for 1999 will be about $92 million, and is expected to be paid for entirely with internally generated funds.

Financing Activities

     On February 1, 1999, the company redeemed, at par, $25 million of 7.40% preferred stock and $50 million of adjustable rate preferred stock.

     On April 1, 1999, the company purchased, at a discount, shares of the following series of preferred stock: $7.2 million of 3.75%, $2.8 million of 4 1/2% (Series 1949), $1.4 million of 4.15%, $4.8 million of 4.40%, and $3.1 million  of 4.15% (Series 1954).

     Consent to a proposal to increase the amount of unsecured debt the company may issue - See Part II - Other Information, Item 4
- Submission of Matters to a Vote of Security Holders.


Forward-looking Statements

      This Form 10-Q contains certain forward-looking statements that are based upon management s current expectations and information that is currently available. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Whenever used in this report, the words "estimate," "expect," "believe," or similar expressions are intended to identify such forward-looking statements.

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

      Some additional factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the deregulation and unbundling of energy services; the company's ability to compete in the rapidly changing and increasingly competitive electricity and natural gas utility markets; its ability to control nonutility generator and other costs; changes in fuel supply or cost and the success of its strategies to satisfy its power requirements now that all of its affiliate's coal-fired generation assets have been sold; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which it is doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in its publicly disseminated documents and filings. The company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                        PART II  -  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On April 1, 1999, the company obtained consents from the holders of a majority of the votes of shares of the company's serial preferred stock to increase the amount of unsecured debt the company may issue by up to an additional $1.2 billion.

Votes For:        454,061
Votes Against:      2,959
Votes Abstain:     49,958

(b) On April 23, 1999, Energy East Corporation, the owner of all of the outstanding shares of the company's common stock, by written consent in lieu of the annual meeting of stockholders, amended the company's By-Laws to declassify the company's Board of Directors to be implemented on a prospective basis, commencing with the class of directors whose terms expired in 1999; adopted amended By-Laws of the company; increased the number of directors of the company from 10 to 12; and elected Alison P. Cassarett, Joseph J. Castiglia, Michael I. German, Kenneth M. Jasinski and John M. Keeler directors of the company to hold office until the next annual meeting of stockholders. Directors whose terms of office as directors continue are: Richard Aurelio, Lois B. DeFleur, Walter G. Rich and Wesley W. von Schack whose terms expire at the 2000 Annual Meeting of stockholders; and James A. Carrigg, Paul L. Gioia and Ben E. Lynch whose terms expire at the 2001 Annual Meeting of stockholders.


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


                        NEW YORK STATE ELECTRIC & GAS CORPORATION
                                        (Registrant)


                        By /s/ Sherwood J. Rafferty
                               Sherwood J. Rafferty
                               Senior Vice President and
                               Chief Financial Officer


Date:  May 14, 1999

                               EXHIBIT INDEX


(a)     The following exhibits are delivered with this report:

Exhibit No.

  3-16 -  Certificates of the Secretary of the Company concerning consents dated March 20, 1957, May 9, 1975, and April 1, 1999, of holders of Serial Preferred Stock with respect to issuance of certain unsecured indebtedness.
  3-17 -  By-Laws of the Company as amended April 23, 1999.
  27   -  Financial Data Schedule.