Form 10-Q
period 1999-06-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 1999-08-10
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     June 30, 1999
For the quarterly period ended. . . . . . . . . . .  . . . . . . . . . .

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

                                                      607 347-4131
Registrant's telephone number, including area code.

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

                              Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of July 31, 1999 was 64,508,477. All shares are owned by Energy East Corporation.

                            TABLE OF CONTENTS



                                 PART I



                                                             Page

     Item 1.      Financial Statements. . . . . . . . . . . . . . .   1


     Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of
     Operations
                     (a)    Results of Operations . . . . . . . . .   8
                     (b)    Liquidity and Capital Resources . . . .   8





     PART II


     Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . 13

     Item 6.      Exhibits and Reports on Form 8-K
                     (a)    Exhibits. . . . . . . . . . . . . . . . 13
                     (b)    Reports on Form 8-K . . . . . . . . . . 13





     Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . 14

     Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . 15



                          PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    New York State Electric & Gas Corporation
                        Statements of Income - (Unaudited)


                                          Three Months         Six Months
Periods Ended June 30                     1999     1998      1999      1998
                                                     (Thousands)

Operating Revenues
 Electric . . . . . . . . . . . . . .  $402,591 $404,768   $817,931   $910,356
 Natural gas. . . . . . . . . . . . .    54,792   54,535    190,186    176,179
                                       -------- --------  ---------  ---------
    Total Operating Revenues. . . . .   457,383  459,303  1,008,117  1,086,535
                                       -------- --------  ---------  ---------
Operating Expenses
 Fuel used in electricity generation
   and electricity purchased. . . . .   171,418  163,620    317,094    368,923
 Natural gas purchased. . . . . . . .    31,150   31,251     87,632     88,388
 Other operating expenses . . . . . .    51,001   67,391    121,050    140,559
 Maintenance. . . . . . . . . . . . .    16,875   20,702     34,370     52,650
 Depreciation and amortization. . . .   532,071   37,044    563,028     84,638
 Other taxes. . . . . . . . . . . . .    52,531   45,960     99,810    100,900
 Gain on sale of generation assets. .  (674,572)    -      (674,572)      -
 Writeoff of Nine Mile Point 2. . . .    69,930     -        69,930       -
                                       -------- --------  ---------  ---------
    Total Operating Expenses. . . . .   250,404  365,968    618,342    836,058
                                       -------- --------  ---------  ---------
Operating Income. . . . . . . . . . .   206,979   93,335    389,775    250,477
Interest Charges, Net . . . . . . . .    30,672   29,630     60,899     60,266
Other (Income) and Deductions . . . .    (2,304)     706     (2,237)     3,428
                                       -------- --------  ---------  ---------
Income Before Federal Income Taxes. .   178,611   62,999    331,113    186,783
Federal Income Taxes. . . . . . . . .   136,362   26,833    189,579     72,177
                                       -------- --------  ---------  ---------
Net Income. . . . . . . . . . . . . .    42,249   36,166    141,534    114,606
Preferred Stock Dividends . . . . . .       691    2,260      1,721      4,529
                                       -------- --------  ---------  ---------
Earnings Available for Common Stock .   $41,558  $33,906   $139,813   $110,077
                                       ======== ========  =========  =========














The notes on pages 6 and 7 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                           Balance Sheets - (Unaudited)

                                                          June 30,     Dec. 31,
                                                            1999         1998
                                                               (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .   $111,664     $12,149
 Special deposits . . . . . . . . . . . . . . . . . . .        911       4,729
 Accounts receivable, net . . . . . . . . . . . . . . .    127,905     113,553
 Loan receivable, affiliated company. . . . . . . . . .    289,501     134,443
 Fuel, at average cost. . . . . . . . . . . . . . . . .      9,504      20,200
 Materials and supplies, at average cost. . . . . . . .      7,635       8,292
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    152,059     102,691
                                                        ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .    699,179     396,057

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  3,377,253   3,361,747
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    611,297     602,737
 Common . . . . . . . . . . . . . . . . . . . . . . . .    138,771     144,043
                                                        ----------  ----------
                                                         4,127,321   4,108,527
 Less accumulated depreciation. . . . . . . . . . . . .  1,982,705   1,362,501
                                                        ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . .  2,144,616   2,746,026
 Construction work in progress. . . . . . . . . . . . .      8,764      27,741
                                                        ----------  ----------
    Total Utility Plant . . . . . . . . . . . . . . . .  2,153,380   2,773,767

Other Property and Investments, Net . . . . . . . . . .     62,469      62,136

Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .     29,164     136,404
  Unamortized debt expense. . . . . . . . . . . . . . .     69,320      71,530
  Demand-side management program costs. . . . . . . . .     58,558      64,466
  Environmental remediation costs . . . . . . . . . . .     58,800      60,600
  Other . . . . . . . . . . . . . . . . . . . . . . . .     33,207     125,693
                                                        ----------  ----------
    Total regulatory assets . . . . . . . . . . . . . .    249,049     458,693

 Other assets . . . . . . . . . . . . . . . . . . . . .     25,329      27,359
                                                        ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .    274,378     486,052
                                                        ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . . $3,189,406  $3,718,012
                                                        ==========  ==========


The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

                    New York State Electric & Gas Corporation
                           Balance Sheets - (Unaudited)

                                                         June 30,    Dec. 31,
                                                           1999        1998
Liabilities                                                  (Thousands)

Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .       $876     $2,604
 Current portion of preferred stock . . . . . . . . . .       -        75,000
 Commercial paper . . . . . . . . . . . . . . . . . . .       -        78,300
 Accounts payable and accrued liabilities . . . . . . .    116,735    101,511
 Interest accrued . . . . . . . . . . . . . . . . . . .     19,017     19,556
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .    297,965        701
 Accumulated deferred federal income taxes, net . . . .     29,777     44,274
 Other. . . . . . . . . . . . . . . . . . . . . . . . .     51,086     76,302
                                                        ---------- ----------
    Total Current Liabilities . . . . . . . . . . . . .    515,456    398,248

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .     68,921     98,038
  Deferred income taxes, unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .     14,238     60,896
  Other . . . . . . . . . . . . . . . . . . . . . . . .     22,968     42,182
                                                        ---------- ----------
    Total regulatory liabilities. . . . . . . . . . . .    106,127    201,116

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    214,791    432,968
  Other postretirement benefits . . . . . . . . . . . .    151,862    137,681
  Environmental remediation costs . . . . . . . . . . .     78,800     80,600
  Other . . . . . . . . . . . . . . . . . . . . . . . .     89,655     81,540
                                                        ---------- ----------
    Total other liabilities . . . . . . . . . . . . . .    535,108    732,789
Long-term debt. . . . . . . . . . . . . . . . . . . . .  1,362,611  1,412,157
                                                        ---------- ----------
    Total Liabilities . . . . . . . . . . . . . . . . .  2,519,302  2,744,310
Commitments . . . . . . . . . . . . . . . . . . . . . .       -          -
Preferred Stock
 Preferred stock redeemable solely at the
  company's option. . . . . . . . . . . . . . . . . . .     10,131     29,440
 Preferred stock subject to mandatory
  redemption requirements . . . . . . . . . . . . . . .     25,000     25,000

Common Stock Equity
 Common stock . . . . . . . . . . . . . . . . . . . . .    430,057    430,057
 Capital in excess of par value . . . . . . . . . . . .    170,080    430,329
 Retained earnings. . . . . . . . . . . . . . . . . . .     34,836     58,876
                                                        ---------- ----------
    Total Common Stock Equity . . . . . . . . . . . . .    634,973    919,262
                                                        ---------- ----------
    Total Liabilities and Stockholder's Equity  . . . . $3,189,406 $3,718,012
                                                        ========== ==========


The notes on pages 6 and 7 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                      Statements of Cash Flows - (Unaudited)

                                                          Six Months
Periods Ended June 30                                  1999        1998
                                                          (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .  $141,534   $114,606
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . . .   563,028     84,638
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .   119,261     (5,980)
   Gain on sale of generation assets. . . . . . . .  (674,572)      -
   Writeoff of Nine Mile Point 2. . . . . . . . . .    69,930       -
 Changes in current operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . .   (14,352)    96,414
   Loan receivable, affiliated company. . . . . . .  (155,058)  (129,865)
   Inventory. . . . . . . . . . . . . . . . . . . .    11,353     57,964
   Prepayments. . . . . . . . . . . . . . . . . . .   (49,368)    (3,966)
   Accounts payable and accrued liabilities . . . .    15,224    (26,961)
   Taxes accrued. . . . . . . . . . . . . . . . . .   297,264     32,275
 Other, net . . . . . . . . . . . . . . . . . . . .   (65,595)    86,308
                                                     --------    -------
    Net Cash Provided by Operating Activities . . .   258,649    305,433
                                                     --------    -------
Investing Activities
 Sale of generation assets. . . . . . . . . . . . .   518,969       -
 Utility plant additions. . . . . . . . . . . . . .   (29,265)   (74,087)
 Other property and investments . . . . . . . . . .      -        25,670
                                                     --------    -------
    Net Cash Provided by (Used in)
      Investing Activities. . . . . . . . . . . . .   489,704    (48,417)
                                                     --------    -------
Financing Activities
 Capital distribution to parent . . . . . . . . . .  (289,000)      -
 Repurchase of common stock . . . . . . . . . . . .      -      (114,023)
 Repayments of preferred stock
   and first mortgage bonds . . . . . . . . . . . .  (144,557)   (30,000)
 Long-term notes, net . . . . . . . . . . . . . . .      -          (736)
 Commercial paper, net. . . . . . . . . . . . . . .   (78,300)    12,000
 Dividends on common and preferred stock. . . . . .  (136,981)  (124,986)
                                                     --------    -------
    Net Cash Used in Financing Activities . . . . .  (648,838)  (257,745)
                                                     --------    -------
Net (Decrease) Increase in Cash and
  Cash Equivalents. . . . . . . . . . . . . . . . .    99,515       (729)
Cash and Cash Equivalents, Beginning of Period. . .    12,149      8,168
                                                     --------    -------
Cash and Cash Equivalents, End of Period. . . . . .  $111,664     $7,439
                                                     ========    =======
Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .   $50,254    $52,514
  Income taxes (including $262,500 related to
    gain on sale of generation assets). . . . . . .  $320,422    $37,346

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)


                    New York State Electric & Gas Corporation
                  Statements of Retained Earnings - (Unaudited)



                                                        Six Months
Periods ended June 30                                 1999      1998
                                                        (Thousands)

Balance, beginning of period. . . . . . . . . .     $58,876  $568,844
Add net income. . . . . . . . . . . . . . . . .     141,534   114,606
                                                   --------  --------
                                                    200,410   683,450

Deduct dividends on capital stock
 Preferred. . . . . . . . . . . . . . . . . . .       1,721     4,529
 Common . . . . . . . . . . . . . . . . . . . .     135,260   120,391
                                                   --------  --------
                                                    136,981   124,920
Deduct
 Transfer of NGE Generation, Inc. and XENERGY
   Enterprises, Inc. to parent. . . . . . . . .      28,593   517,341
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .     $34,836   $41,189
                                                   ========  ========




























The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Note 1.   Unaudited Financial Statements

     The accompanying unaudited financial statements reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of New York State Electric & Gas Corporation's (company) results for the interim periods. All such adjustments, other than those related to the sale of an affiliate's coal-fired generation stations and the writeoff of Nine Mile Point 2, are of a normal recurring nature. The company's 1998 consolidated financial statements exclude NGE Generation, Inc. and XENERGY Enterprises, Inc. beginning May 1, 1998, the effective date of the reorganization into a holding company structure, and include Somerset Railroad Corporation, which was transferred to NGE Generation effective July 31, 1998. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes contained in the company's Form 10-K for the year ended December 31, 1998.
Due to the seasonal nature of the company's operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2.   Investment in Nine Mile Point nuclear generating unit
No. 2

     The company wrote off its entire 18% investment in Nine Mile Point 2 during the second quarter of 1999. An affiliate completed the sale of its interest in the Homer City generation assets to Edison Mission Energy in March 1999, and the sale of its remaining coal-fired generation assets to The AES Corporation in May 1999. The proceeds from the sale of those assets, net of taxes and transaction costs, in excess of the net book value, less funded deferred taxes, were used to write down the company's 18% investment in Nine Mile Point 2 by $384 million. This treatment is in accordance with the company's restructuring plan approved by the Public Service Commission of the State of New York in January 1998. The company wrote down its investment an additional $104 million due to the required writeoff of funded deferred taxes related to Nine Mile Point 2. These writedowns are reflected in depreciation and amortization in the second quarter of 1999.

     The company announced in June 1999 that it agreed to sell its 18% interest in Nine Mile Point 2 to AmerGen Energy Company, a joint venture of PECO Energy Company and British Energy. (See
Item 2(b) - Electric Business, Nine Mile Point nuclear generating unit No. 2.) Based on the sale agreement, the company wrote off $70 million, its remaining investment in Nine Mile Point 2, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Note 3.   Segment Information

     Selected financial information for the company's two business segments is presented in the following table. The electric business segment consists of electricity generation, transmission and distribution operations. The natural gas business segment consists of natural gas distribution, transportation and storage operations.

       Three Months Ended        Electric    Natural Gas       Total
         June 30, 1999
          Operating Revenues     $402,591       $54,792      $457,383
          Net Income (Loss)       $45,187       $(2,938)      $42,249

         June 30, 1998
          Operating Revenues     $404,768       $54,535      $459,303
          Net Income (Loss)       $40,758       $(4,094)      $36,664 (1)

      Six Months Ended
         June 30, 1999
          Operating Revenues     $817,931      $190,186    $1,008,117
          Net Income             $114,872       $26,662      $141,534

         June 30, 1998
          Operating Revenues     $910,356      $176,179    $1,086,535
          Net Income             $100,545       $16,132      $116,677 (1)

      Identifiable Assets
         June 30, 1999         $2,015,812      $489,440    $2,505,252 (2)
         December 31, 1998     $2,565,977      $497,750    $3,063,727 (2)

(1) Net Income for the three months and six months ended June 30, 1998, excludes a net loss from a subsidiary that was transferred to the company's parent as part of the reorganization into a holding company structure effective May 1, 1998.
(2) Identifiable Assets exclude corporate assets of $684,154 for June 30, 1999, and $654,285 for December 31, 1998.

Note 4.   Reclassifications

     Certain amounts have been reclassified on the financial statements to conform with the 1999 presentation.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Results of Operations

Earnings
     Earnings increased for the quarter and the six months exclusive of the nonrecurring benefit from the sale of an affiliate's coal-fired generation assets, the writeoff of Nine Mile Point 2 and the effect of transferring wholesale electricity activity to an affiliate due to the reorganization into a holding company structure in May 1998. Second quarter earnings increased primarily due to higher retail electricity deliveries, which were caused by warmer weather this year, and cost control efforts.
Those increases were partially offset by higher purchased power costs. Earnings for the six months increased primarily due to higher retail electricity and natural gas deliveries, which were caused by weather, and cost control efforts. Those increases were partially offset by higher purchased power costs and price reductions provided to customers to promote competition.

Operating Results for the Electric Business
     Excluding the effect of transferring wholesale activity to an affiliate in May 1998, electric operating revenues for the second quarter increased due to higher retail deliveries caused by warmer weather this year. Electric operating expenses decreased for the quarter, exclusive of the nonrecurring benefit from the sale of an affiliate's coal-fired generation assets, the writeoff of Nine Mile Point 2 and the effect of transferring wholesale activity to an affiliate in May 1998, primarily due to cost control efforts partially offset by higher purchased power costs.

     Electric operating revenues increased for the six months, excluding the effect of transferring wholesale activity to an affiliate in May 1998, primarily due to higher retail deliveries caused by weather, partially offset by lower retail prices. Electric operating expenses increased for the six months, exclusive of the nonrecurring benefit from the sale of an affiliate's coal-fired generation assets, the writeoff of Nine Mile Point 2 and the effect of transferring wholesale activity to an affiliate in May 1998, primarily due to higher purchased power costs partially offset by cost control efforts.

Operating Results for the Natural Gas Business
     Natural gas operating revenues for the second quarter were
flat compared to the prior year quarter.   Operating expenses
decreased for the quarter primarily due to cost control efforts.

     Natural gas operating revenues increased for the six months ended June 30, 1999, primarily due to higher first quarter 1999 retail deliveries caused by milder-than-normal weather last year. Operating expenses decreased for the six months primarily due to cost control efforts. A higher volume of natural gas purchases was offset by lower purchased gas costs.

(b) Liquidity and Capital Resources

Electric Business

Sale of Affiliate's Coal-fired Generation Assets: Offers totaling $1.85 billion were accepted from The AES Corporation and Edison Mission Energy in August 1998 for an affiliate's seven coal-fired stations and associated assets and liabilities, which were placed up for auction earlier in 1998. The affiliate completed the sale of its interest in the Homer City generation assets to Edison Mission Energy in March 1999, and the sale of its remaining coal-fired generation assets to AES in May 1999. (See Item 1 - Note 2 to the Consolidated Financial Statements.)

     Now that the sale of the affiliate's coal-fired generation assets is complete, approximately 60% of the company's power requirements will be satisfied through generation from its nuclear and hydroelectric stations and by purchases under long-term contracts from nonutility generators and the New York Power Authority. For the remaining power requirements the company has assumed the risk of market prices that are sometimes volatile, since it has capped the prices it charges customers.

     The company uses electricity contracts to manage its exposure to fluctuations in the cost of electricity. These contracts allow it to fix margins on the majority of its retail electricity sales. The cost or benefit of electricity contracts is included in the cost of electricity purchased when the electricity is sold.

Nine Mile Point nuclear generating unit No. 2: The company announced in June 1999 that it agreed to sell its 18% interest in Nine Mile Point 2 to AmerGen Energy Company, a joint venture of PECO Energy Company and British Energy. In the same announcement, Niagara Mohawk Power Corporation, the operator and 41% owner of Nine Mile Point 2, announced the sale of its interest in Nine Mile Point 2 to AmerGen. At closing, the company will receive $27.9 million in proceeds based on its 18% ownership share. (See Item 1
- Note 2 to the Consolidated Financial Statements.) The company may be entitled to additional payments through 2012 under a financial sharing agreement. A power purchase agreement with AmerGen requires the company to purchase 17.1% of all electricity from Nine Mile Point 2 at negotiated prices for three years.

     AmerGen will assume full responsibility for the decommissioning of its ownership share of Nine Mile Point 2. The decommissioning fund will be pre-funded to a fixed amount by the sellers, with all potential costs above the fixed amount paid by AmerGen. The company expects the sale of Nine Mile Point 2 to be completed early next year.

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

     In response to Order 888, the New York Power Pool members submitted filings to the FERC proposing, among other things, to restructure the power pool by establishing a New York Independent System Operator and a New York State Reliability Council. In a series of orders in June 1998, January 1999 and July 1999 the FERC conditionally authorized the formation of the system operator and reliability council and conditionally accepted the tariff and rates applicable to transmission service, and energy, capacity and ancillary services filed by the members. In February 1999 power pool members also filed the necessary applications to transfer control of transmission facilities to the system operator, which the FERC accepted in April 1999. On July 29, 1999, the FERC conditionally granted certain authorizations that would allow the system operator to become operational on September 1, 1999, and required an additional filing by the power pool members within 30 days to implement the restructuring proposal. The company is currently awaiting the FERC's acceptance of the remaining power pool member filings. The company does not expect the restructuring to have a material adverse effect on its financial position or results of operations.

Electric Retail Access Program: Customers in certain sections of the company's service territory were eligible to choose their electricity supplier in mid-1998. All of the company's electricity customers were able to choose their electricity supplier by August 1, 1999.

     The company is responsible for delivery of its customers' electricity on its transmission and distribution system. Rates charged for use of its transmission system are subject to FERC approval, while rates for the use of its distribution system are subject to PSC approval. The PSC approved the company's distribution rates in January 1998. The company's transmission rate case, which was filed with the FERC in March 1997, has not yet been approved.

     On July 15, 1999, the PSC issued an Opinion and Order Concerning Retail Access Credit and Customer Identification Issues. This order addressed phase one unbundling issues related to the company's retail access credit (the amount backed out of a customer's transmission and distribution bill when that customer participates in retail access), suppliers' obligations and customer identification. As a result of the order, the company's retail access credit was maintained at its current value, retail access suppliers are responsible for energy and capacity for their own customers and the company may require a deposit from customers who are not able to provide adequate identification. The PSC also concluded that costs for line losses, installed reserves and most ancillary services are being recovered through the company's delivery charge and are not part of the retail access credit. The company is currently developing its response to this order and is unable to predict the effect of the order on its financial position or results of operations.

Competitive Electric Metering: In May 1999 the PSC approved a plan to open up to competition electric metering services for certain customers in New York State. The services include installation and maintenance of electric meters, meter reading and meter data retrieval and storage. Competitive metering would initially be available to customers with peak electricity requirements of 50 kilowatts or more. Utilities will be required to file unbundled metering tariffs by October 1, 1999, that identify their metering costs as a component of existing electricity prices. Utilities will continue their provider of last resort responsibilities for metering. Stranded cost issues will be handled in individual utility proceedings. The company is currently unable to predict the effect of this plan on its financial position or results of operations.

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


     In compliance with the PSC's Order, effective April 1, 1999, the company ceased assigning certain capacity costs to customers who switch from fully bundled sales service to transportation service. Any capacity costs that may be stranded as a result of terminating capacity assignment will be recovered from all applicable customers.

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

     The company has been working diligently to address this problem by reviewing all of its mainframe and special-purpose systems; identifying potentially affected software, hardware, and date-sensitive components, often referred to as embedded chips, of various equipment; determining and taking appropriate corrective action; and, when appropriate, testing its systems.

     The company's mainframe systems consist of hardware and software components of its information technology systems. The company believes it has identified, taken appropriate corrective action and tested all of its mainframe systems. The company believes those systems are now able to process year 2000 and beyond transactions.

     The company's special-purpose systems consist of its non-information technology systems. The company has identified over 5,000 items in its special-purpose systems that may be affected by the Year 2000 problem. Items identified include software, hardware and embedded chips in systems such as those that control the acquisition and the delivery of electricity and natural gas to customers and those in its communication systems. The company believes it has fixed, eliminated, replaced or found no problem with all of the special-purpose items it has identified that affect its electricity and natural gas delivery systems and its communication systems.


     Even though the company believes it has taken corrective action with respect to its own Year 2000 issues, the Year 2000 issue could adversely affect it if there are items in its mainframe or special-purpose systems that may be affected by the Year 2000 problem and that it has not identified in its review of those systems. The Year 2000 issue could also adversely affect the company if third parties such as suppliers, customers, neighboring or interconnected utilities and other entities fail to correct any of their Year 2000 problems. The company has contacted key third parties to determine the status of their Year 2000 readiness programs. Many have responded satisfactorily, some have not responded satisfactorily and some have not responded at all. The company is following up with key third parties who have not responded satisfactorily or who have not responded at all. The company has developed contingency plans, some of which are discussed below, for reasonably likely worst case scenarios based upon an assumption that it and those third parties will not be Year 2000 compliant.

          The company believes it has taken all necessary steps to address the Year 2000 issue successfully. Through June 30, 1999, the company has spent approximately $11.6 million and expects to spend an additional $1.1 million on Year 2000 readiness including contingency plan preparations. The company believes this amount is adequate to address its Year 2000 issues. These amounts are being expensed as incurred and are being financed entirely with internally generated funds. Addressing the Year 2000 issue has not caused the company to delay any significant information system projects.

       As part of its normal business practice the company has plans in place for use during emergencies, some of which could arise from Year 2000 problems. The company is also implementing an emergency preparedness plan which will help it to address customer emergencies and coordinate with other emergency service providers. Each of the company's 13 division offices will be open from 10:00 p.m. on December 31, 1999, to 2:00 a.m. on January 1, 2000. The company's personnel will be available to staff county emergency preparedness offices during this same time period. Other customer contact sites will also be established. Temporary local numbers will be established so customers can contact the company should long distance telephone service fail. The company has completed over 75 contingency plans to specifically address reasonably likely worst case scenarios that could arise as a result of the Year 2000 problem.

     The contingency plans address, among other scenarios, the interruption or failure of normal business activities or operations such as a partial electrical and/or natural gas system shutdown.
If the interruption or failure is due to embedded chips in equipment such as automatic control devices, the company's contingency plan is to implement its normal system restoration procedures that it utilizes during emergencies. If the interruption or failure is due to telecommunications not being available, the company plans to use alternative communication devices such as radio systems and satellite phones. Another scenario addressed by the company's contingency plans is the failure of its customer information system. Should that occur, the company plans to rely on customer information previously stored and make the appropriate adjustment to each customer's next bill after the system is restored.

     The company is dependent on others for its supply of natural gas. In the event a supplier is not able to meet the company's needs, it plans to purchase the needed amount of natural gas from one of its many other suppliers on the same transmission line. Since the sale of its affiliate's coal-fired generation assets has been completed, the company will be buying from third parties, including nonutility generators and the New York Power Authority, the majority of the electricity its customers need. If the electricity available in its region is not adequate for all of the customers on its system, the company plans to operate at lower levels of power as outlined in its established emergency procedures. Should its mainframe hardware be disabled, it has a backup mainframe system that is capable of operating all of its business systems. All of the company's contingency plans are ready and have been tested.

     The PSC issued an Order on October 30, 1998, adopting a July 1, 1999, deadline for New York utilities to complete their Year 2000 readiness programs for "mission critical" systems and for contingency plans. Mission critical systems include those systems that control the acquisition and the delivery of electricity and natural gas to customers, emergency management systems and certain electricity generation plants. The company completed its Year 2000 readiness program for mission critical systems and for contingency plans before the PSC's July 1, 1999, deadline.


Investing and Financing Activities

Investing Activities

     Capital spending for the first six months of 1999 was $29 million, primarily for the extension of service and necessary improvements to existing facilities. The company's capital spending for 1999 will be about $92 million, and is expected to be paid for entirely with internally generated funds.

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

     On April 1, 1999, the holders of a majority of the votes of shares of the company's serial preferred stock consented to increase the amount of unsecured debt the company may issue by up to an additional $1.2 billion.

     In June 1999 the company redeemed, at a premium, $50 million of 7 5/8% Series first mortgage bonds.

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

      In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the risk that more Year 2000 problems may be found; the fact that despite all of the company's efforts, there can be no assurances that all of its Year 2000 issues have been remedied; the fact that there can be no assurances that all Year 2000 issues that could affect the company can or will be totally eliminated by its suppliers, customers, neighboring or interconnected utilities and other entities; and the fact that its assessment of the effects of Year 2000 issues are based, in part, upon information received from its suppliers, customers, neighboring or interconnected utilities and other entities, its reasonable reliance upon this information and the risk that inaccurate or incomplete information may have been supplied to it.

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

Item 1.  Legal Proceedings

(a) By letter dated January 21, 1992, the New York State Department of Environmental Conservation notified the company that it had been identified as a potentially responsible party at the Peter Cooper Corporation's Landfill Site (Peter Cooper Site) in the village of Gowanda, New York. The Peter Cooper Site is listed on the National Priorities List and the New York State Registry.
Three other PRPs were identified in the NYSDEC letter. The company believes that remediation costs at the Peter Cooper Site might rise to $16 million. By letter dated May 12, 1992, the company notified the NYSDEC that it believed it had no responsibility for the alleged contamination at the Peter Cooper Site, and declined to conduct remediation or finance remediation costs.

     On July 2, 1996, the U.S. Environmental Protection Agency notified the company of its concern regarding the stream bank erosion along a portion of the Peter Cooper Site that is located on the company's property. Without admitting to any liability or responsibility, on October 24, 1996, the company entered into an Order on Consent with the EPA to stabilize the stream bank. This project was completed in January 1997 at a cost of $120,000. By letter dated June 30, 1999, the EPA notified the company and 18 other companies that they are PRPs with respect to the Peter Cooper Site, and offered them the opportunity to perform a remedial investigation and feasibility study at the site. Although the company is still evaluating the June 30 letter, it believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits - See Exhibit Index.

  (b)  Reports on Form 8-K

        A report on Form 8-K dated June 23, 1999, was filed to
report certain information under Item 5,                  "Other
Events."








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

            NEW YORK STATE ELECTRIC & GAS CORPORATION
                            (Registrant)

            By  /s/ Sherwood J. Rafferty
                    Sherwood J. Rafferty
                    Senior Vice President and
                    Chief Financial Officer


Date:  August 10, 1999




                               EXHIBIT INDEX


(a) (1)  The following exhibit is delivered with this report:

Exhibit No.
   27    -  Financial Data Schedule.

(a) (2)  The following exhibit is incorporated herein by reference:

Exhibit No.                Filed in                As Exhibit No.
(A)10-39 -  Amended and Restated Employment Agreement
            dated April 23, 1999, for M. I. German -
            Energy East Corporation's Form 10-Q for
            the quarter ended June 30, 1999, File No.
            1-14766.                                     10-39





___________________________
(A) Management contract or compensatory plan or arrangement.