Form 10-Q
period 1999-09-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 1999-11-12
CIK 71675

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                                         September 30, 1999
For the quarterly period ended. . . . . . . . . . .  . . . . . . . . . .
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

  P.O. Box 3287, Ithaca, New York                          14852-3287
 . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .
(Address of principal executive offices)                    (Zip Code)

                                                   ( 607) 347-4131
Registrant's telephone number, including area code.

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

                              Yes [x]         No [ ]

     The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of October 31, 1999, was 64,508,477. All shares are owned by Energy East Corporation.

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

     Item 5.      Other Information . . . . . . . . . . . . . . . . 13

     Item 6.      Exhibits and Reports on Form 8-K
                     (a)    Exhibits. . . . . . . . . . . . . . . . 13
                     (b)    Reports on Form 8-K . . . . . . . . . . 13



     Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . 14

     Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . 15

                          PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    New York State Electric & Gas Corporation
                        Statements of Income - (Unaudited)


                                          Three Months        Nine Months
Periods Ended September 30                1999     1998      1999      1998
                                                     (Thousands)

Operating Revenues
 Electric . . . . . . . . . . . . . .  $518,400 $407,740 $1,336,331 $1,318,096
 Natural gas. . . . . . . . . . . . .    40,558   37,576    230,744    213,755
                                       -------- --------  ---------  ---------
    Total Operating Revenues. . . . .   558,958  445,316  1,567,075  1,531,851
                                       -------- --------  ---------  ---------
Operating Expenses
 Electricity purchased and fuel
   used in generation . . . . . . . .   281,891  152,304    598,985    521,227
 Natural gas purchased. . . . . . . .    26,162   23,537    113,794    111,925
 Other operating expenses . . . . . .    64,726   73,077    185,777    213,636
 Maintenance. . . . . . . . . . . . .    20,160   17,795     54,529     70,445
 Depreciation and amortization. . . .    27,719   28,573    590,747    113,211
 Other taxes. . . . . . . . . . . . .    40,835   46,418    140,645    147,318
 Gain on sale of generation assets. .      -        -      (674,572)      -
 Writeoff of Nine Mile Point 2. . . .      -        -        69,930       -
                                       -------- --------  ---------  ---------
    Total Operating Expenses. . . . .   461,493  341,704  1,079,835  1,177,762
                                       -------- --------  ---------  ---------
Operating Income. . . . . . . . . . .    97,465  103,612    487,240    354,089
Interest Charges, Net . . . . . . . .    37,062   29,585     97,960     89,851
Other (Income) and Deductions . . . .      (155)   2,765     (2,391)     6,193
                                       -------- --------  ---------  ---------
Income Before Federal Income Taxes. .    60,558   71,262    391,671    258,045
Federal Income Taxes. . . . . . . . .    23,182   29,460    212,760    101,637
                                       -------- --------  ---------  ---------
Net Income. . . . . . . . . . . . . .    37,376   41,802    178,911    156,408
Preferred Stock Dividends . . . . . .       493    2,351      2,214      6,880
                                       -------- --------  ---------  ---------
Earnings Available for Common Stock .   $36,883  $39,451   $176,697   $149,528
                                       ======== ========  =========  =========














The notes on pages 6 and 7 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                           Balance Sheets - (Unaudited)

                                                         Sep. 30,    Dec. 31,
                                                           1999        1998
                                                               (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .   $162,047     $12,149
 Special deposits . . . . . . . . . . . . . . . . . . .      1,193       4,729
 Accounts receivable, net . . . . . . . . . . . . . . .    129,585     113,553
 Loan receivable, affiliated company. . . . . . . . . .    153,645     134,443
 Fuel, at average cost. . . . . . . . . . . . . . . . .     21,418      20,200
 Materials and supplies, at average cost. . . . . . . .      8,143       8,292
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    167,707     102,691
                                                        ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .    643,738     396,057

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  3,384,189   3,361,747
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    617,287     602,737
 Common . . . . . . . . . . . . . . . . . . . . . . . .    139,912     144,043
                                                        ----------  ----------
                                                         4,141,388   4,108,527
 Less accumulated depreciation. . . . . . . . . . . . .  2,007,539   1,362,501
                                                        ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . .  2,133,849   2,746,026
 Construction work in progress. . . . . . . . . . . . .      8,738      27,741
                                                        ----------  ----------
    Total Utility Plant . . . . . . . . . . . . . . . .  2,142,587   2,773,767

Other Property and Investments, Net . . . . . . . . . .     65,144      62,136

Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .     28,750     136,404
  Unamortized loss on debt  . . . . . . . . . . . . . .     68,074      71,530
  Demand-side management program costs. . . . . . . . .     55,603      64,466
  Environmental remediation costs . . . . . . . . . . .     59,100      60,600
  Other . . . . . . . . . . . . . . . . . . . . . . . .     29,062     125,693
                                                        ----------  ----------
 Total regulatory assets. . . . . . . . . . . . . . . .    240,589     458,693
 Other assets . . . . . . . . . . . . . . . . . . . . .     24,804      27,359
                                                        ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .    265,393     486,052
                                                        ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . . $3,116,862  $3,718,012
                                                        ==========  ==========


The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

                    New York State Electric & Gas Corporation
                           Balance Sheets - (Unaudited)

                                                         Sep. 30,    Dec. 31,
                                                           1999        1998
Liabilities                                                  (Thousands)

Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .       $486     $2,604
 Current portion of preferred stock . . . . . . . . . .       -        75,000
 Commercial paper . . . . . . . . . . . . . . . . . . .       -        78,300
 Accounts payable and accrued liabilities . . . . . . .    104,486    101,511
 Interest accrued . . . . . . . . . . . . . . . . . . .     33,925     19,556
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .    183,764        701
 Accumulated deferred federal income taxes, net . . . .     35,977     44,274
 Other. . . . . . . . . . . . . . . . . . . . . . . . .     76,653     76,302
                                                        ---------- ----------
    Total Current Liabilities . . . . . . . . . . . . .    435,291    398,248

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .     66,292     98,038
  Deferred income taxes, unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .     14,073     60,896
  Other . . . . . . . . . . . . . . . . . . . . . . . .     22,434     42,182
                                                        ---------- ----------
 Total regulatory liabilities . . . . . . . . . . . . .    102,799    201,116

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    215,931    432,968
  Other postretirement benefits . . . . . . . . . . . .    156,858    137,681
  Environmental remediation costs . . . . . . . . . . .     79,100     80,600
  Other . . . . . . . . . . . . . . . . . . . . . . . .     93,709     81,540
                                                        ---------- ----------
 Total other liabilities. . . . . . . . . . . . . . . .    545,598    732,789
Long-term debt. . . . . . . . . . . . . . . . . . . . .  1,363,852  1,412,157
                                                        ---------- ----------
    Total Liabilities . . . . . . . . . . . . . . . . .  2,447,540  2,744,310
Commitments . . . . . . . . . . . . . . . . . . . . . .       -          -
Preferred Stock
 Preferred stock redeemable solely at the
  company's option. . . . . . . . . . . . . . . . . . .     10,131     29,440
 Preferred stock subject to mandatory
  redemption requirements . . . . . . . . . . . . . . .     25,000     25,000

Common Stock Equity
 Common stock . . . . . . . . . . . . . . . . . . . . .    430,057    430,057
 Capital in excess of par value . . . . . . . . . . . .    170,480    430,329
 Retained earnings. . . . . . . . . . . . . . . . . . .     33,654     58,876
                                                        ---------- ----------
    Total Common Stock Equity . . . . . . . . . . . . .    634,191    919,262
                                                        ---------- ----------
    Total Liabilities and Stockholder's Equity  . . . . $3,116,862 $3,718,012
                                                        ========== ==========


The notes on pages 6 and 7 are an integral part of the financial statements.

                    New York State Electric & Gas Corporation
                      Statements of Cash Flows - (Unaudited)
                                                         Nine Months
Periods Ended September 30                             1999       1998
                                                          (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .  $178,911   $156,408
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . . .   590,747    113,211
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .   123,540       (936)
   Gain on sale of affiliate's generation assets. .  (674,572)      -
   Writeoff of Nine Mile Point 2. . . . . . . . . .    69,930       -
 Changes in current operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . .   (16,032)   101,269
   Loan receivable, affiliated company. . . . . . .   (19,202)  (132,516)
   Inventory. . . . . . . . . . . . . . . . . . . .    (1,069)    50,700
   Prepayments. . . . . . . . . . . . . . . . . . .   (65,016)   (30,555)
   Accounts payable and accrued liabilities . . . .     2,975     11,500
   Taxes accrued. . . . . . . . . . . . . . . . . .   183,063     36,163
   Interest accrued . . . . . . . . . . . . . . . .    14,369     14,862
 Other, net . . . . . . . . . . . . . . . . . . . .   (23,254)    79,492
                                                     --------   --------
    Net Cash Provided by Operating Activities . . .   364,390    399,598
                                                     --------   --------
Investing Activities
 Sale of affiliate's generation assets. . . . . . .   518,969       -
 Utility plant additions. . . . . . . . . . . . . .   (46,064)   (94,338)
 Other property and investments . . . . . . . . . .      -        25,670
                                                     --------   --------
    Net Cash Provided by (Used in)
      Investing Activities. . . . . . . . . . . . .   472,905    (68,668)
                                                     --------   --------
Financing Activities
 Capital distribution to parent . . . . . . . . . .  (289,000)      -
 Repurchase of common stock . . . . . . . . . . . .      -      (114,023)
 Repayments of preferred stock and first
   mortgage bonds, including net premiums . . . . .  (144,557)   (60,600)
 Long-term notes, net . . . . . . . . . . . . . . .      -         1,465
 Commercial paper, net. . . . . . . . . . . . . . .   (78,300)     1,900
 Dividends on common and preferred stock. . . . . .  (175,540)  (165,033)
                                                     --------   --------
    Net Cash Used in Financing Activities . . . . .  (687,397)  (336,291)
                                                     --------   --------
Net Increase (Decrease) in Cash and
  Cash Equivalents. . . . . . . . . . . . . . . . .   149,898     (5,361)
Cash and Cash Equivalents, Beginning of Period. . .    12,149      8,168
                                                     --------   --------
Cash and Cash Equivalents, End of Period. . . . . .  $162,047     $2,807
                                                     ========   ========
Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .   $58,699    $62,179
  Income taxes (including $400,537 related to
    gain on sale of affiliate's generation assets).  $460,931    $62,349

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)


                    New York State Electric & Gas Corporation
                  Statements of Retained Earnings - (Unaudited)



                                                       Nine Months
Periods ended September 30                           1999      1998
                                                        (Thousands)

Balance, beginning of period. . . . . . . . . .     $58,876  $568,844
Add net income. . . . . . . . . . . . . . . . .     178,911   156,408
                                                   --------  --------
                                                    237,787   725,252

Deduct dividends on capital stock
 Preferred. . . . . . . . . . . . . . . . . . .       2,214     6,880
 Common . . . . . . . . . . . . . . . . . . . .     173,326   158,153
                                                   --------  --------
                                                    175,540   165,033
Deduct
 Transfer of NGE Generation, Inc. and XENERGY
   Enterprises, Inc. to parent. . . . . . . . .      28,593   517,341
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .     $33,654   $42,878
                                                   ========  ========




























The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Note 1.   Unaudited Financial Statements

     The accompanying unaudited financial statements reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of New York State Electric & Gas Corporation's (company) results for the interim periods. All such adjustments, other than those related to the sale of an affiliate's coal-fired generation assets and the writeoff of Nine Mile Point 2, are of a normal recurring nature. The company's 1998 consolidated financial statements exclude NGE Generation, Inc. and XENERGY Enterprises, Inc. beginning May 1, 1998, the effective date of the reorganization into a holding company structure, and exclude Somerset Railroad Corporation beginning July 1, 1998, the effective date of its transfer to NGE Generation. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes contained in the company's Form 10-K for the year ended December 31, 1998. Due to the seasonal nature of the company's operations, financial results for interim periods are not neces-sarily indicative of trends for a 12-month period.

Note 2.   Investment in Nine Mile Point nuclear generating unit
No. 2

     The company wrote off its entire 18% investment in Nine Mile Point 2 during the second quarter of 1999. An affiliate completed the sale of its interest in the Homer City generation assets to Edison Mission Energy in March 1999, and the sale of its remaining coal-fired generation assets to The AES Corporation in May 1999. The proceeds from the sale of those assets, net of taxes and transaction costs, in excess of the net book value, less funded deferred taxes, were used to write down the company's 18% investment in Nine Mile Point 2 by $384 million. This treatment is in accordance with the company's restructuring plan approved by the Public Service Commission of the State of New York in January 1998. The company wrote down its investment an additional $104 million due to the required writeoff of funded deferred taxes related to Nine Mile Point 2. These writedowns are reflected in depreciation and amortization for the second quarter of 1999.

     The company announced in June 1999 that it has agreed to sell its 18% interest in Nine Mile Point 2 to AmerGen Energy Company, a joint venture of PECO Energy Company and British Energy. (See Item 2(b) - Electric Business, Nine Mile Point nuclear generating unit No. 2.) Based on the sale agreement, the company wrote off $70 million, its remaining investment in Nine Mile Point 2 after the writedowns discussed above, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Note 3.   Segment Information

     Selected financial information for the company's two business segments is presented in the following table. The electric business segment consists of electricity generation, transmission and distribution operations. The natural gas business segment consists of natural gas distribution, transportation and storage operations.

       Three Months Ended        Electric    Natural Gas       Total
         September 30, 1999
          Operating Revenues     $518,400       $40,558      $558,958
          Net Income (Loss)       $46,089       $(8,713)      $37,376

         September 30, 1998
          Operating Revenues     $407,740       $37,576      $445,316
          Net Income (Loss)       $52,338      $(10,536)      $41,802

      Nine Months Ended
         September 30, 1999
          Operating Revenues   $1,336,331      $230,744    $1,567,075
          Net Income             $160,961       $17,950      $178,911

         September 30, 1998
          Operating Revenues   $1,318,096      $213,755    $1,531,851
          Net Income             $152,883        $5,596      $158,479 (1)

      Identifiable Assets
         September 30, 1999    $1,871,035      $506,521    $2,377,556 (2)
         December 31, 1998     $2,565,977      $497,750    $3,063,727 (2)

(1) Net Income for the nine months ended September 30, 1998, excludes a net loss from a subsidiary that was transferred to the company's parent as part of the reorganization into a holding company structure effective May 1, 1998.
(2) Identifiable Assets exclude corporate assets of $739,306 for September 30, 1999, and $654,285 for December 31, 1998.

Note 4.   Reclassifications

     Certain amounts have been reclassified on the financial statements to conform with the 1999 presentation.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Results of Operations

Earnings
     Third quarter earnings decreased primarily due to electricity price reductions given to retail customers and higher electricity purchased power costs, offset by higher transmission wheeling revenue, cost control efforts and higher retail deliveries caused by economic development and increased cooling load. Earnings increased for the nine months primarily due to cost control efforts and higher retail electric and natural gas deliveries caused by economic development and weather, offset by price reductions given to customers, after excluding the nonrecurring benefit from the sale of an affiliate's coal-fired generation assets, the writeoff of Nine Mile Point 2 and the effect of transferring wholesale electricity activity to an affiliate due to the reorganization into a holding company structure in May 1998.

Operating Results for the Electric Business
     Electric operating revenues for the third quarter increased due to higher wholesale deliveries, higher transmission wheeling revenue, and higher retail deliveries caused by economic development and increased cooling load, partially offset by price reductions given to retail customers. Electric operating expenses increased for the quarter primarily due to higher purchased power costs, partially offset by cost control efforts.

     Electric operating revenues increased for the nine months due to higher retail deliveries caused by economic development and weather and higher transmission wheeling revenues, partially offset by price reductions given to retail customers, after excluding the effects of transferring wholesale activity to an affiliate in May 1998. Electric operating expenses increased for the nine months primarily due to higher purchased power costs, partially offset by cost control efforts, after excluding the nonrecurring benefit from the sale of an affiliate's coal-fired generation assets, the writeoff of Nine Mile Point 2 and the effect of transferring wholesale activity to an affiliate in May 1998.

Operating Results for the Natural Gas Business
     Natural gas operating revenues for the third quarter increased primarily due to wholesale sales. A higher volume of wholesale natural gas purchases was offset by cost control efforts.

     Natural gas operating revenues increased for the nine months primarily due to higher retail deliveries due to a milder-than-normal winter last year and wholesale sales. Operating expenses decreased for the nine months primarily due to cost control efforts, partially offset by a higher volume of wholesale natural gas purchases. A higher volume of retail natural gas purchases was offset by lower retail purchased gas costs.

(b) Liquidity and Capital Resources

(See the company's Form 10-Q for the quarter ended June 30, 1999, Item 2(b) - Liquidity and Capital Resources - Electric Business and Natural Gas Business.)

Electric Business

Nine Mile Point nuclear generating unit No. 2: The company announced in June 1999 that it has agreed to sell its 18% interest in Nine Mile Point 2 to AmerGen Energy Company, a joint venture of PECO Energy Company and British Energy. In the same announcement, Niagara Mohawk Power Corporation announced the sale of Nine Mile Point 1 and its 41% interest in Nine Mile Point 2 to AmerGen. At closing, the company will receive $27.9 million in proceeds based on its 18% ownership share. (See Item 1 - Note 2 to the Financial Statements.) The company may be entitled to additional payments through 2012 under a financial sharing agreement. A power purchase agreement with AmerGen requires the company to purchase 17.1% of all electricity from Nine Mile Point 2 at negotiated prices for three years.

     AmerGen will assume full responsibility for the decommissioning of its ownership share of Nine Mile Point 2. The decommissioning fund will be pre-funded to a fixed amount by the sellers, with all potential costs above the fixed amount paid by AmerGen. The company expects the sale of Nine Mile Point 2 to be completed in the second quarter of 2000.

    Rochester Gas & Electric Corporation, a Nine Mile Point 2 cotenant, has expressed interest in possibly exercising its right of first refusal on the sale of the plant. The company cannot predict the likelihood of this event or its impact on the sale of Nine Mile Point 2.

     Issues have been raised recently regarding worsening performance at the Nine Mile Point units, which are operated by Niagara Mohawk. On September 30, 1999, the Nuclear Regulatory Commission issued a Plant Performance Review on the Nine Mile Point units. The NRC stated that it will increase its scrutiny of the operation of the Nine Mile Point nuclear units over the next six months as a result of the worsening performance of those units and weaknesses in areas such as plant maintenance, work planning and scheduling, and engineering support.

     Niagara Mohawk has announced that significant management changes will be made at Nine Mile Point, including the hiring of PECO Energy for managerial advice, because performance of the units has not reached expected levels. The company supports these efforts to improve performance at Nine Mile Point 2 and continues to believe that the sale of the plants to AmerGen, a proven operator of nuclear plants, is in the best interests of customers and the company's shareholder. If the operating performance of Nine Mile Point 2 continues to deteriorate and it becomes apparent that significant expenditures would be required to improve performance, the company intends to take whatever actions it believes are appropriate to protect the interests of customers and its shareholder, including support for the potential shutdown of the unit.

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

     In response to Order 888, the New York Power Pool members submitted filings to the FERC proposing, among other things, to restructure the power pool by establishing a New York Independent System Operator and a New York State Reliability Council. In a series of orders in 1998 and 1999 the FERC conditionally authorized the formation of the system operator and reliability council and conditionally accepted the tariffs and rates applicable to transmission service, and the formation of energy and ancillary services markets administered by the system operator. Each of New York's major transmission owners is expected to turn over certain operational control over the power system to the system operator. The system operator is anticipated to begin operating on November 18, 1999. The system operator's staff has completed final market testing of software and market mechanisms. The company does not expect the restructuring to have a material adverse effect on its financial position or results of operations.

Electric Restructuring Plan: The company's restructuring plan, which included a five-year electric price cap, was approved by the PSC, with minor modifications, in January 1998.

     The company submitted a tariff filing in compliance with the restructuring plan in January 1999. On July 15, 1999, and
September 17, 1999, the PSC issued orders relating to the compliance filing. Those orders addressed issues related to the company's retail access credit (the amount backed out of a customer's bill when that customer participates in retail access), suppliers' obligations and customer identification.

     As a result of the orders, the company's retail access credit was maintained at its current value, it was determined that retail access suppliers are responsible for energy, capacity and some ancillary services for their own customers and the company may require a deposit from customers who fail to provide adequate identification. The PSC also concluded that costs for line losses, installed reserves and certain ancillary services are being recovered through the company's delivery charge and are not part of the retail access credit. The company submitted filings in compliance with the orders on July 29, 1999, and October 7, 1999. The company is currently unable to predict the effect of the orders on its financial position or results of operations.

Competitive Electric Metering: On June 16, 1999, the PSC issued an Order Providing for Competitive Metering, which calls for opening up competition for electric metering services among certain customers in New York State. The services include installation and maintenance of electric meters, meter reading and meter data retrieval and storage. Competitive metering would initially be available to eligible customers with electricity requirements of 50 kilowatts or more.

     Utilities were initially required to file unbundled metering tariffs by October 1, 1999, to identify their metering costs as a component of existing electricity prices. The company, along with three other utility companies in New York State, filed a petition for rehearing on this order in July 1999. The petition for rehearing was denied in September 1999. The company filed its tariffs on November 1, 1999, to become effective on December 1, 1999, for customers who choose competitive metering providers. PSC Staff and interested parties are collaborating to develop procedures for implementing competitive metering.

     Utilities will continue their provider of last resort responsibilities for metering. Stranded cost issues will be handled in individual utility proceedings. The company is currently unable to predict the effect of this order on its financial position or results of operations.

Auction of NUG Contract Rights: The company continues to seek ways to provide relief to its customers from the onerous nonutility generator (NUG) contracts it was ordered to sign by the PSC. On November 4, 1999, the company announced that it intends to sell - through competitive bidding - 470 megawatts (mw) of natural gas-fired energy and generating capacity under three of its power purchase agreements with NUGs.
     The contracts are with Saranac Power Partners (240 mw) in Plattsburgh, Lockport Energy Associates (175 mw) in Lockport and Indeck Energy Services of Silver Springs (55 mw). The agreements expire on June 21, 2009, October 8, 2007, and April 11, 2006, respectively. Over the remaining terms of the contracts it is estimated that the company's customers will pay over $2 billion dollars above the competitive market price. The sale, expected to be completed March 1, 2000, will be conditioned on obtaining satisfactory regulatory approval.

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

     The company's mainframe systems consist of the hardware and software components of its information technology systems. The company believes it has identified, taken appropriate corrective action and tested all of its mainframe systems. The company believes those systems are now able to process year 2000 and beyond transactions.

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


     Even though the company believes it has taken corrective action with respect to its own Year 2000 issues, the Year 2000 issue could adversely affect it if there are items in its mainframe or special-purpose systems that may be affected by the Year 2000 problem and that it has not identified in its review of those systems. The Year 2000 issue could also adversely affect the company if third parties such as suppliers, customers, neighboring or interconnected utilities and other entities fail to correct any of their Year 2000 problems. The company has contacted key third parties to determine the status of their Year 2000 readiness programs. The company is following up with key third parties who have not completed their Year 2000 readiness programs. The company has developed contingency plans, some of which are discussed below, for reasonably likely worst case scenarios based upon an assumption that it and the key third parties contacted will not be Year 2000 compliant.

     The company believes it has taken all necessary steps to address the Year 2000 issue successfully. Through September 30, 1999, the company has spent approximately $11.8 million and expects to spend an additional $0.9 million on Year 2000 readiness including contingency plan preparations. The company believes this amount is adequate to address its Year 2000 issues. These amounts are being expensed as incurred and are being financed entirely with internally generated funds. Addressing the Year 2000 issue has not caused the company to delay any significant information system projects.

       As part of its normal business practice the company has plans in place for use during emergencies, some of which could arise from Year 2000 problems. The company is also implementing an emergency preparedness plan which will help it to address customer emergencies and coordinate with other emergency service providers. Each of the company's 13 division offices will be open from 10:00 p.m. on December 31, 1999, to 2:00 a.m. on January 1, 2000. The company's personnel will be available to staff county emergency preparedness offices during this same time period. Other customer contact sites will also be established. Temporary local numbers will be established so customers can contact the company should long distance telephone service fail. The company has completed over 75 contingency plans to specifically address reasonably likely worst case scenarios that could arise as a result of the Year 2000 problem. Certain company personnel have been designated to work from 10:00 p.m. on December 31, 1999, to 2:00 a.m. on January 1, 2000, and have been trained to execute the contingency plans. Each plan is ready and has been tested. In addition, an integrated system-wide test of the plans was successfully conducted using the designated personnel.

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

Investing and Financing Activities

Investing Activities

     Capital spending for the first nine months of 1999 was $46 million, primarily for the extension of service and necessary improvements to existing facilities. The company's capital spending for 1999 is estimated to be about $75 million, and is expected to be paid for entirely with internally generated funds.

Financing Activities

     On February 1, 1999, the company redeemed, at par, $25 million of 7.40% Series preferred stock and $50 million of adjustable rate preferred stock.

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

     In November 1999 the company agreed to purchase, on the open market, at premiums, $77 million of 9 7/8% Series first mortgage bonds due May 1, 2020, and $77 million of 9 7/8% Series first mortgage bonds due November 1, 2020. Those purchases will be financed with Floating-rate Unsecured Notes. The company will incur a $27 million charge in the fourth quarter of 1999 as a result of the purchase of the bonds.

     The company plans to redeem, at a premium, $25 million of 6.30% Series preferred stock in December 1999.

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

     On July 2, 1996, the U.S. Environmental Protection Agency notified the company of its concern regarding the stream bank erosion along a portion of the Peter Cooper Site that is located on the company's property. Without admitting to any liability or responsibility, on October 24, 1996, the company entered into an Order on Consent with the EPA to stabilize the stream bank. This project was completed in January 1997 at a cost of $120,000. By letter dated June 30, 1999, the EPA notified the company and 18 other companies that they are PRPs with respect to the Peter Cooper Site, and offered them the opportunity to perform a remedial investigation and feasibility study at the site. Along with approximately 12 other companies, the company indicated to the EPA its willingness to consider performing the study for a portion of the Peter Cooper site. Although the company is still discussing the possibility of performing the study with the EPA and the other parties, it believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations.

Item 5.  Other Information

     The company received a letter dated October 12, 1999, from the Office of the Attorney General of New York State alleging that the company may have constructed and operated major modifications to certain emission sources at the Goudey and Greenidge generating stations, which it formerly owned, without obtaining the required prevention of significant deterioration of new source review pre-construction permits. The Goudey and Greenidge plants were sold to AES in May 1999. The letter requested that the company and AES provide the Attorney General's Office with a large number of documents relating to this allegation.

     The company is reviewing its files for documents relating to the Attorney General's request. The company believes it has complied with the applicable rules and regulations and there is no basis for the Attorney General's allegation.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits - See Exhibit Index.

  (b)  Reports on Form 8-K

       A report on Form 8-K dated September 30, 1999, was filed to report certain information under Item 5,
       "Other Events."







Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   NEW YORK STATE ELECTRIC & GAS CORPORATION
                              (Registrant)

                By /s/Sherwood J. Rafferty
                      Sherwood J. Rafferty
                      Senior Vice President and
                      Chief Financial Officer


Date:  November 12, 1999



                               EXHIBIT INDEX

(a)  The following exhibits are delivered with this report:

Exhibit No.
(A)10-40 - Amended and Restated Annual Executive Incentive Plan.
   27    - Financial Data Schedule.



































_______________________________
(A) Management contract or compensatory plan or arrangement.