Form 10-Q
period 2000-03-31
NEW YORK STATE ELECTRIC & GAS CORP
filed 2000-05-12
CIK 71675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-3103-2

New York State Electric & Gas Corporation
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	15-0398550 (IRS Employer Identification No.)

P. O. Box 3287, Ithaca, New York (Address of principal executive offices)	14852-3287 (Zip Code)

(607) 347-4131
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No

The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of April 30, 2000, was 64,508,477. All shares are owned by Energy East Corporation.

TABLE OF CONTENTS

PART I
		Page

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	(a) Results of Operations	7
	(b) Liquidity and Capital Resources	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

PART II
Item 1.	Legal Proceedings	10

Item 6.	Exhibits and Reports on Form 8-K
	(a) Exhibits	11
	(b) Reports on Form 8-K	11
Signature	12

Exhibit Index	13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

New York State Electric & Gas Corporation
Statements of Income - (Unaudited)
Three Months Ended March 31	2000	1999
	(Thousands)
Operating Revenues
Electric	$438,011	$415,340
Natural gas	137,753	135,394
Total Operating Revenues	575,764	550,734
Operating Expenses
Electricity purchased and fuel used in generation	215,116	145,676
Natural gas purchased	68,553	56,482
Other operating expenses	58,752	70,049
Maintenance	20,237	17,495
Depreciation and amortization	27,396	30,957
Other taxes	36,122	47,279
Total Operating Expenses	426,176	367,938
Operating Income	149,588	182,796
Interest Charges, Net	25,426	30,227
Other (Income) and Deductions	(725)	67
Income Before Federal Income Taxes	124,887	152,502
Federal Income Taxes	41,423	53,217
Net Income	83,464	99,285
Preferred Stock Dividends	99	1,030
Balance Available for Common Stock	$83,365	$98,255

The notes on page 6 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	March 31, 2000	Dec. 31, 1999
	(Thousands)
Assets
Current Assets
Cash and cash equivalents	$20,679	$114,494
Special deposits	1,866	1,232
Accounts receivable, net	146,762	139,101
Accounts receivable, affiliated company	-	17,789
Fuel, at average cost	4,674	16,055
Materials and supplies, at average cost	8,760	8,069
Prepayments	45,006	32,612
Total Current Assets	227,747	329,352
Utility Plant, at Original Cost
Electric	3,394,221	3,393,135
Natural gas	628,907	625,377
Common	140,153	140,035
	4,163,281	4,158,547
Less accumulated depreciation	2,051,979	2,033,449
Net Utility Plant in Service	2,111,302	2,125,098
Construction work in progress	14,346	10,268
Total Utility Plant	2,125,648	2,135,366
Other Property and Investments, Net	70,340	66,543
Regulatory and Other Assets
Regulatory assets
Unfunded future federal income taxes	27,789	27,655
Unamortized loss on debt reacquisitions	51,677	52,671
Demand-side management program costs	46,578	52,649
Environmental remediation costs	58,500	58,400
Other	20,051	19,543
Total regulatory assets	204,595	210,918
Other assets
Prepaid pension benefit	193,928	174,741
Other	27,166	26,898
Total other assets	221,094	201,639
Total Regulatory and Other Assets	425,689	412,557
Total Assets	$2,849,424	$2,943,818

The notes on page 6 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	March 31, 2000	Dec. 31, 1999
	(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$737	$975
Notes payable	-	163,240
Accounts payable and accrued liabilities	106,139	130,281
Interest accrued	27,129	16,535
Taxes accrued	69,607	14,732
Accumulated deferred federal income tax, net	55,035	49,165
Other	49,370	66,695
Total Current Liabilities	308,017	441,623
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	55,640	58,923
Deferred income taxes, unfunded future federal income taxes	13,024	13,024
Other	17,836	20,817
Total regulatory liabilities	86,500	92,764
Other liabilities
Deferred income taxes	204,029	211,220
Other postretirement benefits	166,555	161,370
Environmental remediation costs	78,500	78,400
Other	113,591	110,342
Total other liabilities	562,675	561,332
Long-term debt	1,210,593	1,210,474
Total Liabilities	2,167,785	2,306,193
Commitments	-	-
Preferred Stock
Preferred stock redeemable solely at the company's option	10,159	10,159
Common Stock Equity
Common stock	430,057	430,057
Capital in excess of par value	170,678	170,678
Retained earnings	71,958	26,731
Accumulated other comprehensive income	(1,213)	-
Total Common Stock Equity	671,480	627,466
Total Liabilities and Stockholder's Equity	$2,849,424	$2,943,818

The notes on page 6 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Statements of Cash Flows - (Unaudited)
Three Months Ended March 31	2000	1999
	(Thousands)
Operating Activities
Net income	$83,464	$99,285
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,396	30,957
Federal income taxes and investment tax credits deferred, net	(3,687)	(223,880)
Pension income	(17,706)	(11,221)
Changes in current operating assets and liabilities
Accounts receivable	10,128	(13,891)
Inventory	10,690	17,395
Prepayments	(12,394)	(24,768)
Accounts payable and accrued liabilities	(24,142)	(19,704)
Taxes accrued	54,875	324,371
Other, net	(1,822)	(20,435)
Net Cash Provided by Operating Activities	126,802	158,109
Investing Activities
Utility plant additions	(19,140)	(13,572)
Net Cash Used in Investing Activities	(19,140)	(13,572)
Financing Activities
Repayments of preferred stock	-	(75,000)
Notes payable, net	(163,240)	(26,300)
Dividends on common and preferred stock	(38,237)	(47,808)
Net Cash Used in Financing Activities	(201,477)	(149,108)
Net Increase (Decrease) in Cash and Cash Equivalents	(93,815)	(4,571)
Cash and Cash Equivalents, Beginning of Period	114,494	12,149
Cash and Cash Equivalents, End of Period	$20,679	$7,578

Supplemental Disclosure of Cash Flows Information
Cash paid during the period
Interest, net of amounts capitalized	$13,698	$13,017
Income taxes	$5,661	-

The notes on page 6 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Statements of Retained Earnings - (Unaudited)
Three Months Ended March 31	2000	1999
	(Thousands)

Balance, beginning of period	$26,731	$58,876
Add net income	83,464	99,285
	110,195	158,161

Deduct dividends on capital stock Preferred Common	99 38,138	1,030 46,778
	38,237	47,808

Balance, end of period	$71,958	$110,353

The notes on page 6 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Comprehensive Income - (Unaudited)
Three Months Ended March 31	2000	1999
	(Thousands)

Net income	$83,464	$99,285
Other comprehensive income, net of tax
Net unrealized gain on investments	138	-
Minimum pension liability adjustment	(1,351)	-
Total other comprehensive income (loss)	(1,213)	-
Comprehensive income	$82,251	$99,285

The notes on page 6 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Note 1. Unaudited Financial Statements

The accompanying unaudited financial statements reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of New York State Electric & Gas Corporation's (company) results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited financial statements should be read in conjunction with the financial statements and notes contained in the company's Form 10-K for the year ended December 31, 1999. Due to the seasonal nature of the company's operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2. Segment Information

Selected unaudited financial information for the company's business segments is presented in the following table. The electric business segment consists of electricity distribution, transmission and generation operations. The natural gas business segment consists of natural gas distribution, transportation and storage operations. Other represents corporate assets.
	Electric	Natural Gas	Other	Total
		(Thousands)
Three Months Ended
March 31, 2000
Operating Revenues	$438,011	$137,753	-	$575,764
Net Income	$58,985	$24,479	-	$83,464

March 31, 1999
Operating Revenues	$415,340	$135,394	-	$550,734
Net Income	$69,685	$29,600	-	$99,285

Identifiable Assets
March 31, 2000	$2,071,405	$595,973	$182,046	$2,849,424
December 31, 1999	$2,079,332	$592,148	$272,338	$2,943,818

Note 3. Reclassifications

Certain amounts have been reclassified on the unaudited financial statements to conform with the 2000 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

(a) Results of Operations

Earnings

Earnings for the first quarter of 2000 decreased primarily due to lower retail electricity and natural gas deliveries caused by milder weather this year, higher purchase costs of electricity and natural gas and lower retail electricity prices. Those decreases were partially offset by cost control efforts and a federal income tax adjustment due to the settlement of the 1995 and 1996 IRS audit.

Operating Results for the Electric Business

Operating revenues increased for the quarter primarily due to wholesale activity, partially offset by lower retail deliveries caused by milder weather this year and lower retail prices. Operating expenses increased primarily due to higher purchase costs of electricity, partially offset by cost control efforts. Purchased power costs have increased primarily due to overall energy market conditions and higher than anticipated ancillary services costs associated with the New York Independent System Operator.

Operating Results for the Natural Gas Business

Operating revenues increased for the quarter primarily due to higher wholesale activity, partially offset by lower retail deliveries caused by milder weather this year. Operating expenses increased primarily due to higher purchased gas costs, partially offset by cost control efforts.

(b) Liquidity and Capital Resources

Electric Business

Nine Mile Point 2: The company announced in June 1999 that it had agreed to sell its 18% interest in Nine Mile Point 2 to AmerGen Energy Company, a joint venture of PECO Energy Company and British Energy. In the same announcement, Niagara Mohawk Power Corporation announced the sale of Nine Mile Point 1 and its 41% interest in Nine Mile Point 2 to AmerGen. At closing, the company would have received $27.9 million in proceeds, subject to adjustments, based on its 18% ownership share. The company would have been entitled to potential additional payments through 2012 under a financial sharing agreement. A power purchase agreement with AmerGen would have required the company to purchase 17.1% of all electricity from Nine Mile Point 2 at negotiated prices for three years.

AmerGen was to assume full responsibility for the decommissioning of its ownership share of Nine Mile Point 2. The decommissioning fund was to be pre-funded to a fixed amount by the sellers, with all potential costs above the fixed amount paid by AmerGen .

In December 1999 Rochester Gas and Electric Corporation (RG&E), a Nine Mile Point 2 cotenant, exercised its right of first refusal in connection with the proposed sale of the plants, and stated that it would match AmerGen's offer and accept the terms and conditions of the AmerGen agreements. RG&E has contracted with a subsidiary of Entergy Corporation to lease, operate and maintain the plants. The Public Service Commission of the State of New York (PSC) began settlement negotiations in January 2000 seeking modifications to the proposed terms of the sale of the company's and Niagara Mohawk's interests in the Nine Mile Point units, whether to AmerGen or RG&E. On May 11, 2000, the company, Niagara Mohawk and AmerGen executed a termination agreement.

On April 5, 2000, the company filed a motion asking the PSC to dismiss the company's July 1999 petition to sell its interest in Nine Mile Point 2 to AmerGen. The company noted that the market for nuclear generation has changed dramatically since the agreement to sell the majority interest in Nine Mile Point 2 was announced in June 1999. The motion also asked the PSC to reaffirm its mandate in the company's restructuring agreement that there be an auction of Nine Mile Point 2 with pre-approved protocols and pre-approved regulatory treatment. On April 25, 2000, the PSC issued an order approving withdrawal of the petition. The order did not specifically provide for pre-approved protocols and pre-approved regulatory treatment. It did note, however, the desirability of selling Nine Mile Point 2 through an open process and not delaying the sale. The order also noted (1) that the sale of Nine Mile Point 2 at current market values would constitute appropriate mitigation of the utilities' stranded costs and would establish a basis for the PSC to further consider the extent of the utilities' ability to recover their remaining stranded costs and (2) that the PSC would resolve the ratemaking treatment of any sale of Nine Mile Point 2 by following the principles established in the utilities' restructuring orders and examining reduced utility risks and corollary effects resulting from plant divestiture. The company expects the sale of Nine Mile Point 2 to close by the end of the year.

Issues have been raised regarding worsening performance at the Nine Mile Point units, which are operated by Niagara Mohawk. On September 30, 1999, the Nuclear Regulatory Commission (NRC) issued a Plant Performance Review on the Nine Mile Point units. The NRC stated that it would increase its scrutiny of the operation of the Nine Mile Point nuclear units over the next six months as a result of the worsening performance of those units and weaknesses in areas such as plant maintenance, work planning and scheduling and engineering support.

Niagara Mohawk made management changes at Nine Mile Point, including hiring PECO Energy for managerial advice, because performance of the units had not reached expected levels. The company supports these efforts to improve performance and safety at Nine Mile Point 2 and continues to believe that the sale of the plants is in the best interests of customers and the company's shareholders.

On March 31, 2000, the NRC issued an updated Plant Performance Review, which noted some improvement during the preceding six months. The NRC report noted that problems continued to occur in the areas of human performance, equipment reliability and material condition, and in the effectiveness of the corrective action program.

New York Independent System Operator: The New York Independent System Operator (NYISO) began operating on November 18, 1999. The NYISO and the New York State Reliability Council were formed to restructure the New York Power Pool in response to Federal Energy Regulatory Commission (FERC) Order 888. FERC Orders 888 and 889 were issued to foster the development of competitive wholesale electricity markets by opening up transmission services and to address the resulting stranded costs. The NYISO administers a new, centralized energy and ancillary services market.

The NYISO continues to experience software and operational breakdowns which have resulted in unexplained spikes in the price of electricity, billing errors and reliability concerns. On March 31, 2000, the company petitioned the FERC to allow for the recalculation of prices in a manner consistent with a properly functioning competitive market and to seek refunds as provided within the framework of the NYISO's tariffs. On April 24, 2000, the company petitioned the FERC to investigate and initiate emergency actions to correct start-up and transitional problems at the NYISO. Other parties have filed petitions with the FERC related to these issues. Because the company has substantially satisfied its power requirements for this summer, it does not expect that these transitional problems will have a material adverse effect on its financial position or results of operations.

Competitive Electric Metering: On June 16, 1999, the PSC issued an Order Providing for Competitive Metering, which calls for opening up competition for electric metering services among a limited number of large customers (50 kilowatts or more) in New York State. The services include installation and maintenance of electric meters, meter reading and meter data retrieval and storage. The PSC has further delayed the effective date of the tariffs filed by the company from April 1, 2000, to September 29, 2000. The company does not anticipate that this order will have a material effect on its financial position or results of operations.

Investing and Financing Activities

Investing Activities: Capital spending for the first three months of 2000 was $19 million including nuclear fuel. Capital spending for 2000, including nuclear fuel, is projected to be $80 million and is expected to be paid for entirely with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Financing Activities: In January 2000 the company redeemed $163 million of unsecured notes with cash and commercial paper.

Forward-looking Statements

This Form 10-Q contains certain forward-looking statements that are based on management's current expectations and information that is currently available. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Whenever used in this report, the words "estimate," "expect," "believe," "anticipate" or similar expressions are intended to identify such forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk
(See Form 10-K for fiscal year ended December 31, 1999, Item 7A - Quantitative and qualitative disclosures about market risk.)

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

(a)  In January 1992 the New York State Department of Environmental Conservation (NYSDEC) notified the company that it had been identified as a potentially responsible party (PRP) at the Peter Cooper Corporation's Landfill Site (Peter Cooper Site) in the village of Gowanda, New York. The Peter Cooper Site is listed on the National Priorities List and the New York State Registry. Three other PRPs were identified in the NYSDEC letter. The company believes that remediation costs at the Peter Cooper Site might rise to $16 million. In May 1992 the company notified the NYSDEC that it believed it had no responsibility for the alleged contamination at the Peter Cooper Site, and it declined to conduct remediation or finance remediation costs.

In June 1999 the U.S. Environmental Protection Agency (EPA) notified the company and 18 other companies that they are PRPs with respect to the Peter Cooper Site, and offered them the opportunity to perform a remedial investigation and feasibility study at the site. Along with approximately 12 other companies, the company indicated to EPA its willingness to consider performing the study for a portion of the Peter Cooper Site. On April 5, 2000, EPA issued a unilateral administrative order to the company and 13 other companies requiring them to perform the study for the entire Peter Cooper Site. The company believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations.

(b)  The company received a letter in October 1999 from the Office of the Attorney General of New York State alleging that the company may have constructed and operated major modifications to certain emission sources at the Goudey and Greenidge generating stations, which it formerly owned, without obtaining the required prevention of significant deterioration or new source review permits. The Goudey and Greenidge plants were sold to The AES Corporation in May 1999. The letter requested that the company and AES provide the Attorney General's Office with a large number of documents relating to this allegation. On January 13, 2000, the company received a subpoena from the NYSDEC ordering production of similar documents. The NYSDEC has subsequently requested documents with respect to the Hickling and Jennison generating stations, which the company formerly owned. Those stations were also sold to AES in May 1999.

On April 19, 2000, the company received a letter from the EPA requesting similar information with respect to the Milliken and Kintigh generating stations, which it formerly owned. Those stations were also sold to AES in May 1999.

The company believes it has complied with the applicable rules and regulations and there is no basis for the Attorney General's allegation. The company furnished documents pursuant to the Attorney General's and the NYSDEC's requests. It is reviewing its files for documents relating to the EPA's request and for additional documents relating to the Attorney General's and the NYSDEC's requests.

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

NEW YORK STATE ELECTRIC & GAS CORPORATION (Registrant)

By /s/ Sherwood J. Rafferty
Sherwood J. Rafferty Senior Vice President and Chief Financial Officer

Date:  May 12, 2000

EXHIBIT INDEX

(a)  The following exhibits are delivered with this report:

Exhibit No.
(A)10-15 -	Long-Term Executive Incentive Share Plan Amendment No. 2
27	Financial Data Schedule

_____________________________
(A)  Management contract or compensatory plan or arrangement.