Form 10-Q
period 2000-06-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 2000-08-11
CIK 71675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000

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
Yes     X        No

The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of July 31, 2000, was 64,508,477. All shares are owned by Energy East Corporation.

TABLE OF CONTENTS

PART I
		Page

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	(a) Results of Operations	7
	(b) Liquidity and Capital Resources	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

PART II
Item 1.	Legal Proceedings	12

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 6.	Exhibits and Reports on Form 8-K
	(a) Exhibits	13
	(b) Reports on Form 8-K	13
Signature	14

Exhibit Index	15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

New York State Electric & Gas Corporation
Statements of Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2000	1999	2000	1999
	(Thousands)
Operating Revenues
Electric	$432,624	$402,591	$870,635	$817,931
Natural gas	62,619	54,792	200,372	190,186
Total Operating Revenues	495,243	457,383	1,071,007	1,008,117
Operating Expenses
Electricity purchased and fuel used in generation	207,868	171,418	422,983	317,094
Natural gas purchased	40,982	31,150	109,535	87,632
Other operating expenses	58,451	51,001	117,203	121,050
Maintenance	25,453	16,875	45,690	34,370
Depreciation and amortization	27,150	529,469	54,546	560,426
Other taxes	34,038	52,531	70,159	99,810
Gain on sale of generation assets	-	(674,572)	-	(674,572)
Writeoff of Nine Mile Point 2	-	72,532	-	72,532
Total Operating Expenses	393,942	250,404	820,116	618,342
Operating Income	101,301	206,979	250,891	389,775
Interest Charges, Net	24,749	30,672	50,175	60,899
Other (Income) and Deductions	1,124	(2,304)	399	(2,237)
Income Before Federal Income Taxes	75,428	178,611	200,317	331,113
Federal Income Taxes	20,737	136,362	62,161	189,579
Net Income	54,691	42,249	138,156	141,534
Preferred Stock Dividends	99	691	198	1,721
Earnings Available for Common Stock	$54,592	$41,558	$137,958	$139,813

The notes on page 6 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	June 30, 2000	Dec. 31, 1999
	(Thousands)
Assets
Current Assets
Cash and cash equivalents	$6,484	$114,494
Special deposits	427	1,232
Accounts receivable, net	122,342	139,101
Loan receivable, affiliated company	-	17,789
Fuel, at average cost	19,428	16,055
Materials and supplies, at average cost	8,483	8,069
Prepayments	30,211	32,612
Total Current Assets	187,375	329,352
Utility Plant, at Original Cost
Electric	3,393,737	3,393,135
Natural gas	632,952	625,377
Common	139,878	140,035
	4,166,567	4,158,547
Less accumulated depreciation	2,076,270	2,033,449
Net Utility Plant in Service	2,090,297	2,125,098
Construction work in progress	27,113	10,268
Total Utility Plant	2,117,410	2,135,366
Other Property and Investments, Net	70,078	66,543
Regulatory and Other Assets
Regulatory assets
Unfunded future federal income taxes	27,850	27,655
Unamortized loss on debt reacquisitions	50,683	52,671
Demand-side management program costs	40,508	52,649
Environmental remediation costs	58,500	58,400
Other	30,100	19,543
Total regulatory assets	207,641	210,918
Other assets
Prepaid pension benefit	213,042	174,741
Other	27,953	26,898
Total other assets	240,995	201,639
Total Regulatory and Other Assets	448,636	412,557
Total Assets	$2,823,499	$2,943,818

The notes on page 6 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	June 30, 2000	Dec. 31, 1999
	(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$529	$975
Notes payable	34,000	163,240
Accounts payable and accrued liabilities	94,384	130,281
Interest accrued	16,554	16,535
Taxes accrued	52,941	14,732
Accumulated deferred federal income tax, net	60,844	49,165
Other	52,299	66,695
Total Current Liabilities	311,551	441,623
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	56,785	58,923
Deferred income taxes, unfunded future federal income taxes	13,024	13,024
Other	17,549	20,817
Total regulatory liabilities	87,358	92,764
Other liabilities
Deferred income taxes	195,590	211,220
Other postretirement benefits	172,254	161,370
Environmental remediation costs	78,500	78,400
Other	113,912	110,342
Total other liabilities	560,256	561,332
Total Regulatory and Other Liabilities	647,614	654,096
Long-term debt	1,210,712	1,210,474
Total Liabilities	2,169,877	2,306,193
Commitments	-	-
Preferred Stock
Preferred stock redeemable solely at the company's option	10,159	10,159
Common Stock Equity
Common stock	430,057	430,057
Capital in excess of par value	170,678	170,678
Retained earnings	43,185	26,731
Accumulated other comprehensive income	(457)	-
Total Common Stock Equity	643,463	627,466
Total Liabilities and Stockholder's Equity	$2,823,499	$2,943,818

The notes on page 6 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Statements of Cash Flows - (Unaudited)
Six Months Ended June 30	2000	1999
	(Thousands)
Operating Activities
Net income	$138,156	$141,534
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	54,546	560,426
Federal income taxes and investment tax credits deferred, net	(6,551)	119,261
Gain on sale of generation assets	-	(674,572)
Writeoff of Nine Mile Point 2	-	72,532
Pension income	(32,625)	(43,733)
Changes in current operating assets and liabilities
Accounts receivable	16,759	(14,352)
Loan receivable, affiliated company	17,789	(155,058)
Inventory	(3,787)	11,353
Prepayments	2,401	(49,368)
Accounts payable and accrued liabilities	(35,897)	15,224
Taxes accrued	38,209	297,264
Other, net	(9,038)	(21,862)
Net Cash Provided by Operating Activities	179,962	258,649
Investing Activities
Sale of generation assets	-	518,969
Utility plant additions	(37,030)	(29,265)
Net Cash (Used in) Provided by Investing Activities	(37,030)	489,704
Financing Activities
Capital distribution to parent	-	(289,000)
Repayments of preferred stock and first mortgage bonds, including net premiums	-	(144,557)
Notes payable, net	(129,240)	(78,300)
Dividends on common and preferred stock	(121,702)	(136,981)
Net Cash Used in Financing Activities	(250,942)	(648,838)
Net (Decrease) Increase in Cash and Cash Equivalents	(108,010)	99,515
Cash and Cash Equivalents, Beginning of Period	114,494	12,149
Cash and Cash Equivalents, End of Period	$6,484	$111,664

Supplemental Disclosure of Cash Flows Information
Cash paid during the period
Interest, net of amounts capitalized	$48,586	$58,242
Income taxes (1999 includes $262,500 related to gain on sale of generation assets)	$56,516	$323,791

The notes on page 6 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Statements of Retained Earnings - (Unaudited)
Six Months Ended June 30	2000	1999
	(Thousands)

Balance, beginning of period	$26,731	$58,876
Add net income	138,156	141,534
	164,887	200,410
Deduct dividends on capital stock Preferred Common	198 121,504	1,721 135,260
	121,702	136,981
Deduct Transfer of NGE Generation, Inc. and XENERGY Enterprises, Inc. to parent	-	28,593

Balance, end of period	$43,185	$34,836

New York State Electric & Gas Corporation
Statements of Comprehensive Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2000	1999	2000	1999
	(Thousands)

Net income	$54,691	$42,249	$138,156	$141,534
Other comprehensive income, net of tax
Net unrealized gain on investments	756	-	894	-
Minimum pension liability adjustment	-	-	(1,351)	-
Total other comprehensive income (loss)	756	-	(457)	-
Comprehensive income	$55,447	$42,249	$137,699	$141,534

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
	Electric	Natural Gas	Other	Total
		(Thousands)
Three Months Ended
June 30, 2000
Operating Revenues	$432,624	$62,619	-	$495,243
Net Income	$60,249	$(5,558)	-	$54,691

June 30, 1999
Operating Revenues	$402,591	$54,792	-	$457,383
Net Income	$45,187	$(2,938)	-	$42,249

Six Months Ended
June 30, 2000
Operating Revenues	$870,635	$200,372	-	$1,071,007
Net Income	$119,235	$18,921	-	$138,156

June 30, 1999
Operating Revenues	$817,931	$190,186	-	$1,008,117
Net Income	$114,872	$26,662	-	$141,534

Identifiable Assets
June 30, 2000	$2,056,060	$603,139	$164,300	$2,823,499
December 31, 1999	$2,079,332	$592,148	$272,338	$2,943,818

Note 3. Reclassifications

Certain amounts have been reclassified on the unaudited financial statements to conform with the 2000 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

(a) Results of Operations

Earnings

Earnings were flat for the second quarter of 2000 compared to the same period last year, after excluding the non-recurring benefits in 2000 and 1999 from the sale of an affiliate's coal-fired plants net of the Nine Mile Point 2 writeoff. (See Sale of Affiliate's Coal-fired Generation Assets.) Increases due to certain transmission revenues, which the company began earning this quarter, and cost control efforts were offset by higher purchase costs of electricity and natural gas.

Earnings decreased $15 million for the six months, excluding the non-recurring benefits in 2000 and 1999 from the sale of an affiliate's coal-fired plants net of the Nine Mile Point 2 writeoff. The decrease was primarily due to higher purchase costs of electricity and natural gas, higher than anticipated ancillary services costs associated with the New York Independent System Operator (NYISO) and lower retail electricity prices. Those decreases were partially offset by certain transmission revenues, which the company began earning in the second quarter, cost control efforts and a federal income tax adjustment due to the settlement of the 1995 and 1996 IRS audit.

Operating Results for the Electric Business

Operating revenues increased for the quarter due to wholesale activity and certain transmission revenues that the company began earning this quarter. Those increases were partially offset by lower retail prices. Operating expenses increased for the quarter, excluding the non-recurring benefit in 1999 from the sale of an affiliate's coal-fired plants net of the Nine Mile Point 2 writeoff, due to higher purchase costs of electricity caused by increased deliveries and higher market prices of electricity. Maintenance expenses increased in 2000 due to the Nine Mile Point 2 refueling outage and higher storm costs. Those increases were partially offset by cost control efforts and a reduction in amortization of Nine Mile Point 2.

Operating revenues increased for the six months due to wholesale activity and certain transmission revenues that the company began earning in the second quarter. Those increases were partially offset by lower retail prices. Operating expenses increased for the six months, excluding the non-recurring benefit in 1999 from the sale of an affiliate's coal-fired plants net of the Nine Mile Point 2 writeoff, due to higher purchase costs of electricity primarily due to higher market prices and higher than anticipated ancillary services costs associated with the NYISO. Maintenance expenses increased in 2000 due to the Nine Mile Point 2 refueling outage and higher storm costs. Those increases were partially offset by cost control efforts and a reduction in amortization of Nine Mile Point 2.

Operating Results for the Natural Gas Business

Operating revenues increased for the quarter primarily due to recovery of increased gas costs for non-residential deliveries and higher retail deliveries caused by cooler weather this quarter. Operating expenses increased due to higher purchased gas costs caused by increased market prices.

Operating revenues increased for the six months primarily due to recovery of increased gas costs for non-residential deliveries. Higher wholesale revenues were substantially offset by purchased gas costs. Operating expenses increased primarily due to higher retail purchased gas costs caused by increased market prices, partially offset by cost control efforts.

(b) Liquidity and Capital Resources

(See the company's Form 10-Q for the quarter ended March 31, 2000, Item 2(b) Liquidity and Capital Resources - Electric Business.)

Electric Business

Sale of Affiliate's Coal-fired Generation Assets: The sale of an affiliate's seven coal-fired stations and associated assets and liabilities to Edison Mission Energy and The AES Corporation was completed in the first half of 1999. In the second quarter of 2000 the company revised its estimate of deferred taxes related to the coal-fired plants and Nine Mile Point 2. As a result, 1999 depreciation and amortization expense increased, and the writeoff of the remaining investment in Nine Mile Point 2 decreased, by $10 million.

Nine Mile Point 2: The company announced in June 1999 that it had agreed to sell its 18% interest in Nine Mile Point 2 to AmerGen Energy Company, a joint venture of PECO Energy Company and British Energy. In July 1999 the company filed the sale agreement with the Public Service Commission of the State of New York (PSC) for its approval.

On April 5, 2000, the company filed a motion asking the PSC to dismiss the company's July 1999 petition to sell its interest in Nine Mile Point 2 to AmerGen. The company noted that the market for nuclear generation has changed dramatically since the agreement to sell the majority interest in Nine Mile Point 2 was announced in June 1999. The motion also asked the PSC to reaffirm its mandate in the company's restructuring plan that there be an auction of Nine Mile Point 2 with pre-approved protocols and pre-approved regulatory treatment.

On April 25, 2000, the PSC issued an order approving withdrawal of the petition. The order did not specifically provide for pre-approved protocols and pre-approved regulatory treatment. It did note, however, the desirability of selling Nine Mile Point 2 through an open process. The order also noted (1) that the sale of Nine Mile Point 2 at current market values would constitute appropriate mitigation of the utilities' stranded costs and would establish a basis for the PSC to further consider the extent of the utilities' ability to recover their remaining stranded costs and (2) that the PSC would resolve the ratemaking treatment of any sale of Nine Mile Point 2 by following the principles established in the utilities' restructuring orders and examining reduced utility risks and corollary effects resulting from plant divestiture.

On May 11, 2000, the company, Niagara Mohawk and AmerGen executed a termination agreement related to the sale.

On May 31, 2000, the company filed a petition with the PSC asking for approval of proposed auction protocols and ratemaking treatment for the sale of its interest in Nine Mile Point 2. The company has not received a response from the PSC on the May 31, 2000 petition. The company's participation in the auction of Nine Mile Point 2 awaits PSC approval.

New York Independent System Operator: The NYISO began operating on November 18, 1999. The NYISO and the New York State Reliability Council were formed to restructure the New York Power Pool in response to FERC Order 888. FERC Orders 888 and 889 were issued to foster the development of competitive wholesale electricity markets by opening up transmission services and to address the resulting stranded costs. The NYISO administers a new, centralized energy and ancillary services market.

The NYISO continues to experience software and operational breakdowns, which have resulted in unexplained spikes in the price of electricity, billing errors and reliability concerns. Those problems, along with allegations of market power, have resulted in numerous FERC filings by the NYISO and market participants.

On March 31, 2000, the company petitioned the FERC to allow for the recalculation of operating reserve prices in a manner consistent with a properly functioning competitive market and to seek refunds as provided within the framework of the NYISO's tariffs. In response to the company's and other parties' operating reserve filings, on May 31, 2000, the FERC ordered a bid cap for a portion of the operating reserves markets. It also required the NYISO to alter tariff provisions and market mechanisms to address software and implementation flaws in the operating reserves markets. The FERC did not, however, order the recalculation of prices or refunds as sought by the company. Several requests for rehearing have been filed.

In April and May 2000 the company petitioned the FERC to investigate and initiate emergency actions to correct start-up and transitional problems of the NYISO administered energy markets. On June 30, 2000, the NYISO filed a petition requesting a $1,300 bid cap in its administered energy markets. In response to the company's petition concerning the energy markets and the NYISO's bid cap filing, on July 26, 2000, the FERC ordered a bid cap of $1,000 per megawatt-hour in the NYISO's energy markets until October 28, 2000, to give the NYISO time to correct transitional problems.

The company does not expect that the transitional problems in the NYISO energy and operating reserves markets will have a material adverse effect on its financial position or results of operations.

Power Requirements: Approximately 60% of the company's power requirements are satisfied through generation from its nuclear and hydroelectric stations and by purchases under long-term contracts from non-utility generators and the New York Power Authority. At June 30, 2000, the company had electricity contracts through the end of 2000 for 85% of its remaining power requirements and has fully satisfied its expected power requirements for this summer.

Energy Tax Reform: The New York State 2000 Budget includes major reforms to the taxation of electric and natural gas companies. Those reforms include, among others, the repeal of certain gross receipts taxes and the imposition of a net income tax. A PSC proceeding is in progress to determine the ratemaking treatment related to the implementation of these reforms.

Investing and Financing Activities

Investing Activities: Capital spending for the first six months of 2000 was $37 million including nuclear fuel. Capital spending for 2000, including nuclear fuel, is projected to be $80 million and is expected to be paid for entirely with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk

(See the company's Form 10-K for the fiscal year ended December 31, 1999, Item 7A - Quantitative and qualitative disclosures about market risk.)

Commodity Price Risk: The company is exposed to the effect of market fluctuations in the price of natural gas and electricity purchased. The company's natural gas exposure is limited to purchases for residential customers because it is allowed to pass through increases in the market price of natural gas to non-residential customers. The company manages its electricity and natural gas risk by the use of forward purchases, futures, contracts for differences (CFDs) and options.

The company uses natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices. Such contracts allow the company to fix margins on sales of natural gas. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled. The difference between cost and fair value of natural gas futures and options contracts outstanding is not material to the company's results of  operations.

At June 30, 2000, the company had purchased option contracts for almost one-half of its residential natural gas load for August through December 2000 to reduce price risk. The company will continue to purchase options to reduce its remaining price risk exposure.

The company uses electricity contracts to manage its exposure to fluctuations in the cost of electricity. These contracts allow the company to fix margins on the majority of its retail electricity sales. The cost or benefit of electricity contracts is included in the amount expensed for electricity purchased when the electricity is sold. With the implementation of the NYISO the company began utilizing CFDs, which are financial contracts with features similar to commodity swap agreements. The CFDs effectively fix the price the company pays for certain power purchased from the NYISO. Using electricity contracts and CFDs, the company has hedged 100% of its expected summer demand for 2000 and approximately 85% of its expected demand through March  2003.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

(a)  In February 1988 the New York State Department of Environmental Conservation (NSYDEC) notified the company that it had been identified as a potentially responsible party (PRP) for investigation and remediation of the disposal of hazardous wastes at the Lockport City Landfill Site in Lockport, New York. The Lockport Site is listed on the New York State Registry of Inactive Hazardous Waste Sites. Five other PRPs were identified by the NYSDEC. The Lockport Site has been remediated by the site owner, the City of Lockport. In May 1988 the company notified the NYSDEC that it declined to finance remediation costs because it believed that the NYSDEC had not demonstrated that a significant threat to public health or the environment existed as a result of hazardous waste disposal at the Lockport Site.

On May 17, 2000, the New York State Attorney General's office wrote to the company and eight other PRPs advising them that the State intended to pursue claims against them for about $3.3 million. The company and the other PRPs were asked to enter into an agreement to suspend the statute of limitations and pursue a negotiated settlement. The company (and all other recipients) agreed to the suspension. The company expects negotiations to begin shortly.

(b)  (See the company's Form 10-Q for the quarter ended March 31, 2000, Part II - Other Information, Item 1(b) Legal Proceedings.) The company received a letter in October 1999 from the New York State Attorney General's office alleging that the company may have constructed and operated major modifications to certain emission sources at the Goudey and Greenidge generating stations, which it formerly owned, without obtaining the required prevention of significant deterioration or new source review permits.

On April 19, 2000, the company received a letter from the U.S. Environmental Protection Agency (EPA) requesting information with respect to the operation of the Milliken and Kintigh generating stations, which it formerly owned.

On May 25, 2000, the company received a notice of violation from the NYSDEC alleging that two projects at Goudey and four projects at Greenidge were constructed without the necessary permits having been obtained.

The company believes it has complied with the applicable rules and regulations and there is no basis for the Attorney General's and the NYSDEC's allegations. The company furnished documents pursuant to the Attorney General's and the NYSDEC's requests. It is reviewing its files for documents relating to the EPA's request and for additional documents relating to the Attorney General's and the NYSDEC's requests. The company believes that any liability related to this matter will be the responsibility of AES in accordance with the asset purchase agreement.

The Pennsylvania Department of Environmental Protection has requested records regarding the Homer City plant in which the company formerly had a 50% interest.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  On May 19, 2000, Energy East Corporation, the owner of all of the outstanding shares of the company's common stock, by written consent in lieu of the annual meeting of stockholders, elected Richard Aurelio, Alison P. Cassarett, Joseph J. Castiglia, Lois B. DeFleur, Michael I. German, Kenneth M. Jasinski, John M. Keeler, Walter G. Rich and Wesley W. von Schack directors of the company to hold office until the next annual meeting of stockholders. Directors whose terms of office as directors continue are: James A. Carrigg, Paul L. Gioia and Ben E. Lynch, whose terms expire at the 2001 Annual Meeting of stockholders.

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

NEW YORK STATE ELECTRIC & GAS CORPORATION (Registrant)

By /s/Sherwood J. Rafferty
Sherwood J. Rafferty Senior Vice President and Chief Financial Officer

Date:  August 11, 2000

EXHIBIT INDEX

(a) (1) The following exhibits are delivered with this report:

Exhibit No.
(A) 10-31 -	Amendment No. 1 to the Amended and Restated Director Share Plan.
27 -	Financial Data Schedule.

(a) (2) The following exhibits are incorporated herein by reference:

Exhibit No.	Filed in	As Exhibit No.
(A) 10-32 -	Employment Agreement dated May 19, 2000, for M. I. German - Energy East Corporation's Form 10-Q for the quarter ended June 30, 2000, File No. 1-14766.	10-35
(A) 10-33 -	2000 Stock Option Plan - Energy East Corporation's Form 10-Q for the quarter ended June 30, 2000, File No. 1-14766.	10-36
(A) 10-34 -	Award Agreement Under the 2000 Stock Option Plan - Energy East Corporation's Form 10-Q for the quarter ended June 30, 2000, File No. 1-14766.	10-37

_____________________________
(A)  Management contract or compensatory plan or arrangement.