Form 10-Q
period 2000-09-30
NEW YORK STATE ELECTRIC & GAS CORP
filed 2000-11-08
CIK 71675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000

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
Yes     X        No

The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of October 31, 2000, was 64,508,477. All shares are owned by Energy East Corporation.

TABLE OF CONTENTS

PART I
		Page

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (a) Results of Operations (b) Liquidity and Capital Resources	7 8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

PART II
Item 1.	Legal Proceedings	12

Item 6.	Exhibits and Reports on Form 8-K (a) Exhibits (b) Reports on Form 8-K	12 12
Signature	13

Exhibit Index	14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

New York State Electric & Gas Corporation
Statements of Income - (Unaudited)
	Three Months		Nine Months
Periods Ended September 30	2000	1999	2000	1999
	(Thousands)
Operating Revenues
Electric	$457,149	$518,400	$1,327,785	$1,336,331
Natural gas	41,457	40,558	241,828	230,744
Total Operating Revenues	498,606	558,958	1,569,613	1,567,075
Operating Expenses
Electricity purchased and fuel used in generation	215,308	281,891	638,291	598,985
Natural gas purchased	31,462	26,162	140,997	113,794
Other operating expenses	71,582	64,726	188,786	185,777
Maintenance	16,287	20,160	61,977	54,529
Depreciation and amortization	27,197	27,719	81,742	588,145
Other taxes	40,553	40,835	110,713	140,645
Gain on sale of generation assets	-	-	-	(674,572)
Writeoff of Nine Mile Point 2	-	-	-	72,532
Total Operating Expenses	402,389	461,493	1,222,506	1,079,835
Operating Income	96,217	97,465	347,107	487,240
Interest Charges, Net	26,660	37,062	76,835	97,960
Other (Income) and Deductions	1,649	(155)	2,048	(2,391)
Income Before Federal Income Taxes	67,908	60,558	268,224	391,671
Federal Income Taxes	25,532	23,182	87,692	212,760
Net Income	42,376	37,376	180,532	178,911
Preferred Stock Dividends	99	493	297	2,214
Earnings Available for Common Stock	$42,277	$36,883	$180,235	$176,697

The notes on page 6 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	Sep. 30, 2000	Dec. 31, 1999
	(Thousands)
Assets
Current Assets
Cash and cash equivalents	$27,524	$114,494
Special deposits	1,800	1,232
Accounts receivable, net	105,263	139,101
Loan receivable, affiliated company	-	17,789
Fuel, at average cost	34,650	16,055
Materials and supplies, at average cost	8,347	8,069
Prepayments	27,265	32,612
Total Current Assets	204,849	329,352
Utility Plant, at Original Cost
Electric	3,409,576	3,393,135
Natural gas	637,510	625,377
Common	139,913	140,035
	4,186,999	4,158,547
Less accumulated depreciation	2,098,259	2,033,449
Net Utility Plant in Service	2,088,740	2,125,098
Construction work in progress	17,199	10,268
Total Utility Plant	2,105,939	2,135,366
Other Property and Investments, Net	72,643	66,543
Regulatory and Other Assets
Regulatory assets
Unfunded future federal income taxes	27,911	27,655
Unamortized loss on debt reacquisitions	49,690	52,671
Demand-side management program costs	34,437	52,649
Environmental remediation costs	58,400	58,400
Other	28,045	19,543
Total regulatory assets	198,483	210,918
Other assets
Prepaid pension benefit	231,934	174,741
Other	21,157	26,898
Total other assets	253,091	201,639
Total Regulatory and Other Assets	451,574	412,557
Total Assets	$2,835,005	$2,943,818

The notes on page 6 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	Sep. 30, 2000	Dec. 31, 1999
	(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$265	$975
Notes payable	51,000	163,240
Accounts payable and accrued liabilities	103,626	130,281
Interest accrued	27,228	16,535
Taxes accrued	10,153	14,732
Accumulated deferred federal income tax, net	66,668	49,165
Other	74,938	66,695
Total Current Liabilities	333,878	441,623
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	53,658	58,923
Deferred income taxes, unfunded future federal income taxes	13,024	13,024
Other	17,262	20,817
Total regulatory liabilities	83,944	92,764
Other liabilities
Deferred income taxes	198,231	211,220
Other postretirement benefits	177,550	161,370
Environmental remediation costs	78,400	78,400
Other	101,981	110,342
Total other liabilities	556,162	561,332
Total Regulatory and Other Liabilities	640,106	654,096
Long-term debt	1,210,832	1,210,474
Total Liabilities	2,184,816	2,306,193
Commitments	-	-
Preferred Stock
Preferred stock redeemable solely at the company's option	10,159	10,159
Common Stock Equity
Common stock	430,057	430,057
Capital in excess of par value	170,678	170,678
Retained earnings	38,641	26,731
Accumulated other comprehensive income	654	-
Total Common Stock Equity	640,030	627,466
Total Liabilities and Stockholder's Equity	$2,835,005	$2,943,818

The notes on page 6 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Statements of Cash Flows - (Unaudited)
Nine Months Ended September 30	2000	1999
	(Thousands)
Operating Activities
Net income	$180,532	$178,911
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	81,742	588,145
Federal income taxes and investment tax credits deferred, net	(3,366)	123,540
Gain on sale of affiliate's generation assets	-	(674,572)
Writeoff of Nine Mile Point 2	-	72,532
Pension income	(48,739)	(60,736)
Changes in current operating assets and liabilities
Accounts receivable	33,838	(16,032)
Loan receivable, affiliated company	17,789	(19,202)
Inventory	(18,873)	(1,069)
Prepayments	5,347	(65,016)
Accounts payable and accrued liabilities	(26,655)	2,975
Taxes accrued	(4,579)	183,063
Interest accrued	10,693	14,369
Other, net	24,797	37,482
Net Cash Provided by Operating Activities	252,526	364,390
Investing Activities
Sale of affiliate's generation assets	-	518,969
Utility plant additions	(58,634)	(46,064)
Net Cash (Used in) Provided by Investing Activities	(58,634)	472,905
Financing Activities
Capital distribution to parent	-	(289,000)
Repayments of preferred stock and first mortgage bonds, including net premiums	-	(144,557)
Notes payable, net	(112,240)	(78,300)
Dividends on common and preferred stock	(168,622)	(175,540)
Net Cash Used in Financing Activities	(280,862)	(687,397)
Net (Decrease) Increase in Cash and Cash Equivalents	(86,970)	149,898
Cash and Cash Equivalents, Beginning of Period	114,494	12,149
Cash and Cash Equivalents, End of Period	$27,524	$162,047

Supplemental Disclosure of Cash Flows Information
Cash paid during the period
Interest, net of amounts capitalized	$62,102	$73,539
Income taxes (1999 includes $400,537 related to gain on sale of affiliate's generation assets)	$96,123	$464,409

The notes on page 6 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Statements of Retained Earnings - (Unaudited)
Nine Months Ended September 30	2000	1999
	(Thousands)

Balance, beginning of period	$26,731	$58,876
Add net income	180,532	178,911
	207,263	237,787
Deduct dividends on capital stock Preferred Common	297 168,325	2,214 173,326
	168,622	175,540
Deduct Transfer of NGE Generation, Inc. and XENERGY Enterprises, Inc. to parent	-	28,593

Balance, end of period	$38,641	$33,654

New York State Electric & Gas Corporation
Statements of Comprehensive Income - (Unaudited)
	Three Months		Nine Months
Periods Ended September 30	2000	1999	2000	1999
	(Thousands)

Net income	$42,376	$37,376	$180,532	$178,911
Other comprehensive income, net of tax
Net unrealized gain on investments	390	-	1,284	-
Minimum pension liability adjustment	721	-	(630)	-
Total other comprehensive income	1,111	-	654	-
Comprehensive income	$43,487	$37,376	$181,186	$178,911

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
	Electric	Natural Gas	Other	Total
		(Thousands)
Three Months Ended
September 30, 2000
Operating Revenues	$457,149	$41,457	-	$498,606
Net Income (Loss)	$55,804	$(13,428)	-	$42,376

September 30, 1999
Operating Revenues	$518,400	$40,558	-	$558,958
Net Income (Loss)	$46,089	$(8,713)	-	$37,376

Nine Months Ended
September 30, 2000
Operating Revenues	$1,327,785	$241,828	-	$1,569,613
Net Income	$175,039	$5,493	-	$180,532

September 30, 1999
Operating Revenues	$1,336,331	$230,744	-	$1,567,075
Net Income	$160,961	$17,950	-	$178,911

Identifiable Assets
September 30, 2000	$2,036,669	$613,030	$185,306	$2,835,005
December 31, 1999	$2,079,332	$592,148	$272,338	$2,943,818

Note 3. Reclassifications

Certain amounts have been reclassified on the unaudited financial statements to conform with the 2000 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

(a) Results of Operations

Earnings

Earnings for the third quarter of 2000 increased compared to the same period last year primarily due to cost control efforts and higher retail electricity deliveries. That increase was partially offset by higher costs of energy due to higher market prices.

Earnings decreased $9 million for the nine months, excluding the non-recurring benefits in 2000 and 1999 from the sale of an affiliate's coal-fired plants net of the Nine Mile Point 2 (NMP2) writeoff. The decrease was primarily due to higher costs of energy due to higher market prices, higher than anticipated ancillary services costs associated with the New York Independent System Operator (NYISO) and lower retail electricity prices. Those decreases were partially offset by transmission revenues and cost control efforts.

Operating Results for the Electric Business

Operating revenues decreased for the quarter due to lower wholesale activity and lower retail prices partially offset by higher retail deliveries. Operating expenses decreased for the quarter due to lower purchases of electricity related to lower wholesale activity, partially offset by higher market prices for electricity purchases.

Operating revenues decreased for the nine months due to lower retail prices. That decrease was partially offset by wholesale activity and transmission revenues. Operating expenses increased for the nine months, excluding the non-recurring benefit in 1999 from the sale of an affiliate's coal-fired plants net of the NMP2 writeoff, due to higher purchase costs of electricity primarily due to higher market prices and higher than anticipated ancillary services costs associated with the NYISO. Those increases were partially offset by cost control efforts and a reduction in amortization of NMP2.

Operating Results for the Natural Gas Business

Operating revenues increased for the quarter primarily due to recovery of increased gas costs for non-residential deliveries and higher retail deliveries. Operating expenses increased primarily due to higher retail purchased gas costs caused by higher market prices.

Operating revenues increased for the nine months primarily due to recovery of increased gas costs for non-residential deliveries. Operating expenses increased primarily due to higher retail purchased gas costs caused by higher market prices.

(b) Liquidity and Capital Resources

Electric Business

Nine Mile Point 2: (See the company's Form 10-Q for the quarter ended June 30, 2000, Item 2(b) Liquidity and Capital Resources, Nine Mile Point 2.) The company owns an 18% interest in NMP2. In 1999 the majority of the company's investment in NMP2 was recovered through a gain on the sale of its coal-fired generating plants. The remaining balance was written off pursuant to Statement of Financial Accounting Standards No. 121. On May 31, 2000, the company filed a petition with the New York State Public Service Commission (NYPSC) pursuant to its restructuring agreement requesting approval of auction protocols and regulatory treatment for the sale of NMP2.

On October 12, 2000, the company received clarification of the NYPSC's position on their statewide initiative, which was announced earlier this year, and its implications for the sale of NMP2. Based on this clarification, the company has decided to join the selling cotenants and auction its 18% interest in NMP2 pursuant to its restructuring agreement.

Electricity Transmission Rates: The company is responsible for delivering wholesale customers' electricity on its transmission system. Rates charged for the use of the company's transmission system are subject to Federal Energy Regulatory Commission (FERC) approval under FERC Order 888. The company's transmission rate case was filed with the FERC in March 1997. Effective November 1997 the company began charging its filed rate, which was accepted by the FERC subject to refund based on a FERC final order.

On August 17, 2000, the FERC issued an order in the company's transmission rate case that effectively reduced the company's filed rate retroactive to November 1997 and going forward. The company has refunded $14 million to customers, which represents revenues collected subject to refund including interest. The company's deferral of a portion of transmission revenues collected since November 1997 provided the majority of the amount refunded. On September 17, 2000, the company filed a petition for rehearing with the FERC.

Retail Access Credit: (See the company's Form 10-K for the year ended December 31, 1999, Item 7. Liquidity and Capital Resources, Electric Restructuring Plan.) On September 22, 2000, the NYPSC issued an order denying a petition the company had filed in August 2000 related to issues concerning its retail access credit (the amount backed out of a customer's bill when that customer participates in retail access). NYPSC proceedings to review the company's retail access credit are ongoing and issues being addressed include: development of a reasonable mechanism for evaluating if market prices exceed the level of the retail access credit; examination of whether the existing annual retail access credit, whether or not reshaped or restructured, should be increased or replaced with a market-based credit; and any cost of service or other issues that become relevant to resolving those two issues.

New York Independent System Operator: (See the company's Form 10-Q for the quarter ended June 30, 2000, Item 2(b) Liquidity and Capital Resources, New York Independent System Operator.) The NYISO began operating on November 18, 1999. It administers a new, centralized energy and ancillary services market.

In April and May 2000 the company petitioned the FERC to investigate and initiate emergency actions to correct start-up and transitional problems of the NYISO administered energy markets. On June 30, 2000, the NYISO filed a petition requesting a $1,300 bid cap in its administered energy markets. In response to the company's petition concerning the energy markets and the NYISO's bid cap filing, on July 26, 2000, the FERC ordered a bid cap of $1,000 per megawatt-hour in the NYISO's energy markets until October 28, 2000, to give the NYISO time to correct transitional problems. The NYISO is planning to file with the FERC to extend the bid cap.

In early September, the company filed a lawsuit in the New York State Supreme Court against the NYISO for $6.6 million claiming errors in its administration of the operating reserve market, including errors related to market flaws and determination of pricing that was not consistent with the provisions in the NYISO tariffs and contracts. The NYISO is seeking to transfer this action to the United States District Court for the Northern District of New York. The company opposes the transfer on the ground that its complaint raises only state law claims. Pursuant to indemnification provisions of a contract with the NYISO, the company intends to offset its full claim against other funds due the NYISO.

The company does not expect that the transitional problems in the NYISO energy and operating reserves markets will have a material adverse effect on its financial position or results of operations.

Non-utility Generation: The company petitioned the FERC in 1995, asking for relief from having to pay approximately $2 billion more than its avoided costs for power purchased over the term of two non-utility generator (NUG) contracts. The company's electric restructuring agreement provides for the recovery of those costs for the term of the contracts through a form of a non-bypassable wires charge. The FERC denied the company's petition and its subsequent request for a rehearing. The company believes that the overpayments under the two contracts violate the Public Utility Regulatory Policies Act of 1978.

The company commenced an action in the United States District Court for the Northern District of New York in August 1997. The complaint asked the District Court to either reform the two NUG contracts by reducing the price the company must pay for electricity under the contracts, or send the matter back to the FERC or to the NYPSC with direction that they modify such contracts. The complaint also sought repayment of all monies paid above the company's avoided costs. On September 29, 2000, the District Court dismissed the company's complaint and endorsed the FERC decision denying the company's petition. The company appealed the District Court's decision to the United States Court of Appeals (Second Circuit).

Other Matters

Statement 133: The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998; No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, in June 1999; and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133, in June 2000. Statement 133 establishes standards for the accounting and reporting for derivative instruments and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities on a company's balance sheet at their fair value. Statement 137 delayed for one year the effective date for implementing Statement 133, to fiscal years beginning after June 15, 2000. Statement 138 provided guidance on how to interpret sections of Statement 133.

The company will adopt Statement 133 as of January 1, 2001. Substantially all of the company's derivative activity will receive hedge accounting treatment under Statement 133 with fair value adjustments recorded in Other Comprehensive Income. If Statement 133 were adopted on October 1, 2000, the estimated transition adjustment as of September 30, 2000, recorded in Other Comprehensive Income would be approximately $20 million and the effect on earnings would be a loss of less than $1 million. Based on the company's current risk management strategies, this adoption is not expected to have a material effect on its financial position or results of operations.

Investing and Financing Activities

Investing Activities: Capital spending for the first nine months of 2000 was $59 million including nuclear fuel. Capital spending for 2000, including nuclear fuel, is projected to be $80 million and is expected to be paid for entirely with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

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

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the deregulation and unbundling of energy services; the company's ability to compete in the rapidly changing and increasingly competitive electricity and natural gas utility markets; its ability to control non-utility generator and other costs; changes in fuel supply or cost and the success of its strategies to satisfy its electric and natural gas supply requirements; market risk; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which it is doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in its publicly disseminated documents and filings. The company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

(See the company's Form 10-Q for the quarter ended June 30, 2000, Item 3. Quantitative and Qualitative Disclosures about Market Risk.)

Commodity Price Risk: The company is subject to the effect of market fluctuations in the price of natural gas and electricity purchased. The company's natural gas exposure is limited to purchases for residential customers because it is allowed to pass through increases in the market price of natural gas to non-residential customers.

The company uses natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices. Such contracts allow the company to fix margins on sales of natural gas. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled. As of September 30, 2000, the difference between cost and fair value of natural gas futures and options contracts outstanding is not material to the company's results of operations.

The company has hedged its expected residential natural gas load for November and December 2000, and approximately 60% for calendar year 2001 through gas in storage and option contracts. For its unhedged positions in 2001, a $1.00 per dekatherm change in the cost of natural gas changes natural gas costs by $10 million. The company is currently exploring available options to further hedge its natural gas purchases.

The company uses electricity contracts to manage against fluctuations in the cost of electricity. These contracts allow the company to fix margins on the majority of its retail electricity sales. The cost or benefit of electricity contracts is included in the amount expensed for electricity purchased when the electricity is sold. With the implementation of the NYISO, the company began utilizing contracts for differences (CFDs), which are financial contracts with features similar to commodity swap agreements. The CFDs effectively fix the price the company pays for certain power purchased from the NYISO. Using electricity contracts and CFDs, the company has hedged approximately 90%-95% of its expected summer demand for 2001 and 2002 and approximately 90% of its total expected demand through March 2003, when a market-price pass through mechanism is expected to take effect pursuant to the company's restructuring agreement.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

(See the company's Form 10-Q for the quarter ended June 30, 2000, Part II - Other Information, Item 1(b) Legal Proceedings.) On October 30, 2000, the company and Pennsylvania Electric Company (Penelec) received a letter from EME Homer City Generation, L.P. (EME), a subsidiary of the purchaser of the Homer City generating station (Station) in which the company and Penelec each formerly owned a one-half interest. The letter gave the company and Penelec notice that the U.S. Environmental Protection Agency has found alleged violations of the federal Clean Air Act related to the Station. EME has indicated that it will claim that certain fines, penalties, and costs arising out of or related to these alleged violations, which the company believes may be material, are liabilities retained by the company and Penelec under the terms of the asset purchase agreement for the Station. While it will continue to examine this matter, the company believes that such fines, penalties, and costs are not liabilities retained by it.

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

NEW YORK STATE ELECTRIC & GAS CORPORATION (Registrant)

By /s/Sherwood J. Rafferty
Sherwood J. Rafferty Senior Vice President and Chief Financial Officer

Date:  November 8, 2000

EXHIBIT INDEX

The following exhibits are delivered with this report:

Exhibit No.
3-16 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on September 6, 2000.
3-17 -	By-Laws of the Company as amended August 29, 2000.
27 -	Financial Data Schedule.