Form 10-K405
period 2000-12-31
NEW YORK STATE ELECTRIC & GAS CORP
filed 2001-03-26
CIK 71675

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended December 31, 2000

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number 1-3103-2

New York State Electric & Gas Corporation
(Exact name of Registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	15-0398550 (I.R.S. Employer Identification No.)
P.O. Box 3287, Ithaca, New York (Address of principal executive offices)	14852-3287 (Zip Code)

Registrant's telephone number, including area code (607) 347-4131

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

3.75% Cumulative Preferred Stock (Par Value $100)
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

Yes     X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   X   ]

The number of shares of common stock (par value $6.66 2/3 per share) outstanding as of March 26, 2001, was 64,508,477. All shares are owned by Energy East Corporation.

TABLE OF CONTENTS

PART I

PART II

TABLE OF CONTENTS (Cont'd)

PART III
		Page
Item 10.	Directors and executive officers of the Registrant	39
Item 11.	Executive compensation	39
Item 12.	Security ownership of certain beneficial owners and management	39
Item 13.	Certain relationships and related transactions	39

PART IV
Item 14.	Exhibits, financial statement schedule, and reports on Form 8-K	39
	(a) List of documents filed as part of this report
	Financial statements	39
	Financial statement schedule	39
	Exhibits
	Exhibits delivered with this report	40
	Exhibits incorporated herein by reference	40
	(b) Reports on Form 8-K	43
Signatures	44

PART I

Item 1.  Business

(a)  General development of business

New York State Electric & Gas Corporation was organized under the laws of the State of New York in 1852.

The company was reorganized into a holding company structure in May 1998 pursuant to an Agreement and Plan of Share Exchange with Energy East Corporation. Each outstanding share of the company's common stock was exchanged for one share of Energy East's common stock and Energy East became the company's parent.

The following general developments have occurred in the company's business since January 1, 2000:

(See Item 7 - Electric Business, Nine Mile Point 2.)

Regulatory and Rate Matters
(See Item 7 - Electric Business and Natural Gas Business.)

(b)  Financial information about segments
    (See Item 8 - Note 10 to the Financial Statements.)

(c)  Narrative description of business
    (See Item 7 - Electric Business and Natural Gas Business.)

(i)    Principal business

The company's principal business is transmitting and distributing electricity and transporting, storing and distributing natural gas. The company also generates electricity from its share of a nuclear plant and its several hydroelectric stations. The company's service territory, 99% of which is located outside the corporate limits of cities, is in the central, eastern and western parts of the State of New York. This service territory has an area of approximately 20,000 square miles and a population of 2,500,000. The larger cities in New York in which the company serves both electricity and natural gas customers are Binghamton, Elmira, Auburn, Geneva, Ithaca and Lockport. The company provides delivery service to approximately 824,000 electricity customers and 248,000 natural gas customers. The service territory reflects a diversified economy, including high-tech firms, light industry, colleges and universities, agriculture and recreational facilities. No customer accounts for more than 1% of either electric or natural gas revenues. During 1998 through 2000 approximately 84% of operating revenue was derived from electricity deliveries with the balance derived from natural gas deliveries.

The 2000 peak load of 2,535 megawatts (mw) was set on January 17, 2000. This is 104 mw more than the previous year peak of 2,431 mw set on January 14, 1999.

The 2000 maximum peak daily sendout for natural gas of 448,682 dekatherms was set on January 17, 2000. This is 47,969 dekatherms more than the previous year peak of 400,713 dekatherms set on January 13, 1999. This was the maximum daily sendout experienced in the company's history.

(ii)   New product or segment - Not Applicable

(iii)  Sources and availability of raw materials

Electric
(See Item 7 - Electric Business, Nine Mile Point 2 and New York Independent System Operator, Item 7A - Quantitative and qualitative disclosures about market risk, Commodity Price Risk and Item 8 - Note 1 to the Financial Statements.)

The company satisfied the majority of its power requirements for 2000 through purchases under long-term contracts from non-utility generators (NUGs) and the New York Power Authority and generation from its share of a nuclear plant and its several hydroelectric stations. For its remaining power requirements, the company has assumed the risk of market prices, and uses electricity contracts, both physical and financial, to manage its exposure to fluctuations in the market price of electricity.

Nuclear

In April 2000 Niagara Mohawk Power Corporation, the operator of Nine Mile Point 2 nuclear generating station (NMP2), in which the company has an 18% interest, completed the installation of reload No. 7 into the reactor core at NMP2. This refueling will support NMP2 operations through the spring of 2002. Enrichment services are under contract with the U.S. Enrichment Corporation for 75% of the requirements through 2002. Fuel fabrication services are under contract through 2004. Approximately 64% of the uranium and conversion requirements are under contract through 2002.

Natural Gas
(See Item 7 - Natural Gas Business, Item 7A - Quantitative and qualitative disclosures about market risk, Commodity Price Risk and Item 8 - Note 1 to the Financial Statements.)

The company's natural gas supply mix includes long-term, short-term and spot natural gas purchases transported under both firm and interruptible transportation contracts. During 2000, about 44% of the company's natural gas supply was purchased from various suppliers under long-term and short-term sales contracts and 56% was purchased in the monthly or daily spot natural gas market. The company anticipates the formation of a strategic alliance for the acquisition and management of natural gas supply. The company uses natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices.

(iv)   Franchises

The company has, with minor exceptions, valid franchises from the municipalities in which it renders service to the public. In 2000 the company obtained authorization from the New York State Public Service Commission (NYPSC) for natural gas distribution service in the towns of Peru, Varick and Romulus.

(v)    Seasonal business

Sales of electricity are highest during the winter months primarily due to space heating usage and fewer daylight hours. Sales of natural gas are highest during the winter months primarily due to space heating usage.

(vi)   Working capital items

The company has been granted, through the ratemaking process, an allowance for working capital to operate its ongoing electric and natural gas utility systems.

(vii)  Single customer - Not applicable

(viii) Backlog of orders - Not applicable

(ix)   Business subject to renegotiation - Not applicable

(x)    Competitive conditions
(See Item 7 - Electric Business, Natural Gas Business and Accounting Issues.)

(xi)   Research and development

Expenditures on research and development were $5 million in 2000 and 1999 and $6 million in 1998, principally for internal research programs and for contributions to research administered by the New York State Energy Research and Development Authority, the Electric Power Research Institute, the New York Gas Group and the Empire State Electric Energy Research Corporation in 1998. These expenditures are designed to improve existing technologies and to develop new technologies for the production, delivery and customer use of energy.

(xii)  Environmental matters
(See Item 3 - Legal proceedings, Item 7 - Electric Business, Nine Mile Point 2, and Item 8 - Notes 3, 8 and 12 to the Financial Statements.)

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

Capital additions to meet environmental requirements during the three years ended December 31, 2000, were approximately $17 million, primarily for an affiliate's coal-fired generation assets, which were sold in 1999. As a result of the sale, future capital additions to meet environmental requirements are not expected to be material.

Water quality

The company is required to comply with federal and state water quality statutes and regulations including the Clean Water Act. The Clean Water Act requires that generating stations be in compliance with federally issued National Pollutant Discharge Elimination System Permits or state issued State Pollutant Discharge Elimination System (SPDES) Permits, which reflect water quality considerations for the protection of the environment. NMP2 has a SPDES Permit.

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

(xiii) Number of employees

The company had 3,049 employees as of February 28, 2001.

(d)  Financial information about geographic areas  Not applicable

Item 2.  Properties
(See Item 7 - Electric Business, Nine Mile Point 2.)

The company's electric system includes nuclear, hydroelectric and internal combustion generating stations, substations and transmission and distribution lines, all of which are located in the State of New York. Generating facilities are:
Name and location of station		Generating capability (mw)
Nuclear Nine Mile Point 2	(Oswego, N.Y.)	210 (1)
Hydroelectric	(Various - 7 locations)	61
Internal combustion	(Harris Lake and State Street Gas Turbine)	7
Total - all stations		278

(1) The company's 18% share of the generating capability. The company has agreed to sell its 18% interest in NMP2. (See Item 8 - Note 3 to the Financial Statements.)

The company owns 430 substations having an aggregate transformer capacity of 13,505,948 kilovolt-amperes. The transmission system consists of 4,384 circuit miles of line. The distribution system consists of 33,962 pole miles of overhead lines and 2,256 miles of underground lines.

The company's natural gas system consists of 74 miles of transmission pipeline and 7,484 miles of distribution pipeline.

The company's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all of its properties.

Item 3.  Legal proceedings
(See Item 7 - Electric Business and Item 8 - Note 12 to the Financial Statements.)

Since the NYPSC has allowed the company to recover in rates remediation costs for certain of the sites referred to in the second and fourth paragraphs of Note 12 to the Financial Statements, there is a reasonable basis to conclude that the company will be permitted to recover in rates any remediation costs that it may incur for all of the sites referred to in those paragraphs. Therefore, the company believes that the ultimate disposition of the matters referred to in the second and fourth paragraphs of Note 12 to the Financial Statements will not have a material adverse effect on its results of operations or financial position.

(a)  In August 1997 the company was notified by the New York State Department of Environmental Conservation (NYSDEC) that they were contemplating enforcement action against the company with respect to violations of regulations concerning opacity of air emissions at all of the company's New York coal-fired stations. The company is in the process of negotiating a consent order with the NYSDEC to resolve the NYSDEC's demand for a penalty of approximately $650,000. The company's affiliate sold its New York coal-fired stations in 1999 and has notified the buyer of its responsibility for any such penalty.

(b)  The company received a letter in October 1999 from the New York State Attorney General's office alleging that the company may have constructed and operated major modifications to certain emission sources at the Goudey and Greenidge generating stations, which it formerly owned, without obtaining the required prevention of significant deterioration or new source review permits. The Goudey and Greenidge plants were sold to The AES Corporation in May 1999. The letter requested that the company and AES provide the Attorney General's office with a large number of documents relating to this allegation. In January 2000 the company received a subpoena from the NYSDEC ordering production of similar documents. The NYSDEC subsequently requested similar documents with respect to the Hickling and Jennison generating stations, which the company formerly owned. Those stations were also sold to AES in May 1999.

In April 2000 the company received a letter from the U.S. Environmental Protection Agency (EPA) requesting information with respect to the operation of the Milliken and Kintigh generating stations, which the company formerly owned. Those stations were also sold to AES in May 1999.

On May 25, 2000, the company received a notice of violation from the NYSDEC alleging that two projects at Goudey and four projects at Greenidge were constructed without the necessary permits having been obtained.

The company believes it has complied with the applicable rules and regulations and there is no basis for the Attorney General's and the NYSDEC's allegations. The company furnished documents pursuant to the Attorney General's, the NYSDEC's and EPA's requests. The company believes that any liability related to this matter will be the responsibility of AES in accordance with the asset purchase agreement.

(c)  The Pennsylvania Department of Environmental Protection has requested records regarding the Homer City plant in which the company formerly had a 50% interest.

(d)  On October 30, 2000, the company and Pennsylvania Electric Company (Penelec) received a letter from EME Homer City Generation, L.P. (EME), a subsidiary of the purchaser of the Homer City generating station (Station) in which the company and Penelec each formerly owned a one-half interest. The letter gave the company and Penelec notice that the EPA has found alleged violations of the federal Clean Air Act related to the Station. EME has indicated that it will claim that certain fines, penalties and costs arising out of or related to these alleged violations, which the company believes may be material, are liabilities retained by the company and Penelec under the terms of the asset purchase agreement for the Station. While it will continue to examine this matter, the company believes that such fines, penalties and costs are not liabilities retained by it.

Item 4.  Submission of matters to a vote of security holders

Not applicable

* * * * * * * * *

Executive Officers of the Registrant
Name	Age	Positions, offices and business experience-January 1996 to date
Ralph R. Tedesco	47	President and Chief Operating Officer, October 2000 to date; Senior Vice President-Customer Service Business Unit, May 1997 to October 2000; Vice President-Strategic Growth Business Unit to May 1997.
Sherwood J. Rafferty	53

Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer, October 2000 to date; Senior Vice President and Chief Financial Officer, February 1996 to October 2000; Vice President and Treasurer to February 1996.

Jeffrey K. Smith	52	Senior Vice President-Corporate Development, May 1997 to date; Vice President-Generation to May 1997.

Each officer holds office for the term for which he is elected or appointed, and until his successor shall be elected and shall qualify. The term of office for each officer extends to and expires at the meeting of the Board of Directors following the next annual shareholder meeting.

PART II

Item 5.  Market for Registrant's common equity and related
         stockholder matters

Energy East owns all of the company's common stock. Information regarding dividends declared is on page 23 of this report.

Item 6.  Selected financial data
	2000		1999		1998	1997		1996
			(Thousands)
Operating Revenues	$2,123,024		$2,094,040		$2,012,757	$2,129,989		$2,067,532
Depreciation and amortization	$109,484		$616,244	(2)	$145,119	$198,942		$189,784
Other taxes	$126,846		$166,215		$186,799	$205,974		$206,229
Interest Charges, Net	$103,279		$128,063		$123,144	$123,199		$122,729
Income Before Extraordinary Item	$221,240		$223,700		$213,798	$184,553		$178,241
Extraordinary Loss, Net of Tax	$1,645		$17,566		-	-		-
Net Income	$219,595	(1)	$206,134	(3)	$213,798	$184,553	(4)	$178,241	(5)
Capital Spending	$78,869		$69,249		$126,704	$129,551		$215,731
Total Assets	$2,942,890		$2,948,150		$3,732,885	$5,044,914		$5,064,816
Long-term obligations, capital leases and redeemable preferred stock	$1,189,249		$1,210,474		$1,437,157	$1,475,224		$1,505,814

Reclassifications: Certain amounts included in the Selected financial data have been reclassified to conform with the 2000 presentation.

(1) Includes the effect of the non-recurring benefit from the sale of an affiliate's coal-fired generation assets that increased net income by $8 million.
(2) Depreciation and amortization includes accelerated amortization of NMP2 related to the sale of an affiliate's coal-fired generation assets, authorized by the NYPSC. (See Item 8 - Note 2 to the Financial Statements.)
(3) Includes the effect of the extraordinary loss from the early retirement of debt that decreased net income by $18 million and the writeoff of NMP2 net of the non-recurring benefit from the sale of an affiliate's coal-fired generation assets that decreased net income by $5 million.
(4) Includes the effect of fees related to an unsolicited tender offer that decreased net income by $17 million.
(5) Includes the effect of the writedown of the investment in EnerSoft Corporation that decreased net income by $10 million.

Item 7.  Management's discussion and analysis of financial
         condition and results of operations

Results of Operations

Earnings

Earnings for 2000 decreased $25 million, excluding the non-recurring benefits in 2000 and 1999 from the sale of an affiliate's coal-fired plants net of the NMP2 writeoff and after excluding the extraordinary losses related to the early retirement of debt. The decrease was primarily due to higher costs of energy due to higher market prices, lower retail electricity prices and higher than anticipated ancillary services costs associated with the New York Independent System Operator (NYISO). Those decreases were partially offset by higher retail deliveries, cost control efforts and transmission revenues.

Earnings for 1999 increased primarily due to higher pension income, cost control efforts, higher retail electricity deliveries and natural gas deliveries caused by an improved economy and weather, and higher transmission wheeling revenues. Those increases were partially offset by lower retail prices and higher electricity purchased power costs. The increase excludes the extraordinary loss related to the early retirement of debt and the writeoff of NMP2 net of the nonrecurring benefit from the sale of an affiliate's coal-fired generation assets and the effect of transferring wholesale electricity activity to an affiliate due to the reorganization into a holding company structure in May 1998.

Operating Results for the Electric Business

Operating revenues for 2000 decreased due to lower retail prices primarily due to the retail access program and lower wholesale sales. That decrease was partially offset by transmission revenues and higher retail deliveries due to colder weather in 2000. Operating expenses decreased, excluding a non-recurring benefit in 1999 from the sale of an affiliate's coal-fired generation assets net of the writeoff of NMP2. That decrease was due to reduced purchased power requirements due to the retail access program, a reduction in amortization of NMP2 and cost control efforts. Those decreases were partially offset by higher purchase costs of electricity primarily due to higher market prices and higher than anticipated ancillary services costs associated with the NYISO.

Operating revenues for 1999 increased due to higher retail electricity deliveries caused by an improved economy and weather and higher transmission wheeling revenues, partially offset by lower retail electricity prices, after excluding the effects of transferring wholesale activity to an affiliate in May 1998. Operating expenses for 1999 increased primarily due to higher purchased power costs, partially offset by higher pension income and cost control efforts, after excluding the writeoff of NMP2 net of the nonrecurring benefit from the sale of an affiliate's coal-fired generation assets, which includes the related accelerated amortization of NMP2, and the effect of transferring wholesale activity to an affiliate in May 1998.

Operating Results for the Natural Gas Business

Operating revenues for 2000 increased primarily due to recovery of increased gas costs for non-residential deliveries and higher retail deliveries due to colder weather in 2000. Operating expenses increased primarily due to an increase in retail purchased gas costs caused by higher market prices and higher retail deliveries.

Operating revenues for 1999 increased due to higher retail sales, primarily due to colder weather. There was no change in operating expenses for 1999. An increase in natural gas purchased, due to higher volume partially offset by lower prices, was offset by cost control efforts.

Liquidity and Capital Resources

Electric Business

The company's principal electric business is transmitting and distributing electricity. It also generates electricity from its share of a nuclear plant and its several hydroelectric stations.

Price Protection Plan: On March 14, 2001, the company filed an electric Price Protection Plan with the NYPSC that would modify and extend the company's 1998 electric rate and restructuring agreement for seven years from the date the plan is approved. The plan would, among other things: 1) freeze electricity prices for all customers at current levels for seven years and on March 3, 2002, implement the last 5% rate reduction under the existing agreement for eligible high-load factor customers; 2) absorb, within current rates, escalating NUG and wholesale electricity costs over the term of the plan and annual inflation of up to 4%; and 3) provide all customers the opportunity to choose an alternative electric power supplier.

Nine Mile Point 2: The company owns an 18% interest in NMP2. In 1999 the majority of the company's investment in NMP2 was recovered through a gain on the sale of an affiliate's coal-fired generation assets. The remaining balance was written off pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Sale of NMP2: On December 12, 2000, Constellation Nuclear was announced as the successful bidder in the sale of 82% of the interest in NMP2, including the company's 18% share. The company will receive $64 million at closing and five annual principal and interest payments totaling $85 million for its share of NMP2. The Nuclear Regulatory Commission, Federal Energy Regulatory Commission (FERC), NYPSC and other regulatory bodies must approve the sale on terms acceptable to the sellers. The transaction is expected to close in mid-2001.

The sellers' pre-existing decommissioning funds will be transferred to Constellation, which will take responsibility for all future decommissioning funding.

The transaction includes a power purchase agreement that calls for Constellation to provide electricity to the sellers, at prices that have been negotiated, for 10 years. After the power purchase agreement is completed a revenue sharing agreement will begin. The revenue sharing agreement could provide the sellers additional revenue through 2021, which would mitigate increases in electricity prices. Both agreements are based on plant output.

New York Independent System Operator: The creation of the NYISO has resulted in numerous startup problems related to the operation of its bulk power system. The effect of those problems on the company's financial position or results of operations cannot be predicted.

The NYISO, which began operating in November 1999, administers a new, centralized energy and ancillary services market. The NYISO continues to experience software and operational breakdowns which have resulted in unexplained spikes in the price of electricity, billing errors and reliability concerns. Those problems, along with allegations of market power, resulted in numerous FERC filings by the NYISO and market participants during 2000.

In December 2000 the NYPSC issued a preliminary report that identified several problems at the NYISO. The problems include: price volatility due to a combination of factors, including a market that is constrained by insufficient generating capacity or an inadequate number of electric generating facilities and systems that do not work as intended; and market participants taking advantage of problems by raising prices above competitive levels or holding back electricity output for sustained periods of time.

In May 2000 the FERC ordered a bid cap for a portion of the operating reserves markets in response to relevant filings by the company and other parties. The FERC also required the NYISO to alter tariff provisions and market mechanisms to address software and implementation flaws in the operating reserves markets. The FERC did not, however, order refunds or the recalculation of operating reserve prices in a manner consistent with a properly functioning competitive market as sought by the company. Several requests for rehearing have been filed.

During the second quarter of 2000 the company petitioned the FERC to investigate and initiate emergency actions to correct start-up and transitional problems of the NYISO administered energy markets, and the NYISO filed a petition requesting a $1,300 bid cap in its administered energy markets. In response, in July 2000 the FERC ordered a bid cap of $1,000 per megawatt-hour in the NYISO's energy markets until October 28, 2000, to give the NYISO time to correct transitional problems. The bid cap was extended with FERC approval through April 30, 2001. The FERC held a technical conference in January 2001 to address numerous documented market flaws and market design problems. On March 12, 2001, the NYISO filed a request with the FERC to extend the bid cap until October 31, 2002.

Non-utility Generation: The company expensed approximately $358 million for NUG power in 2000. It estimates that its purchases will total $359 million in 2001, $392 million in 2002 and $403 million in 2003. The company continues to seek ways to provide relief to its customers from onerous NUG contracts that it was ordered to sign by the NYPSC.

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

The company commenced an action in the United States District Court for the Northern District of New York in August 1997. The complaint asked the District Court to either reform the two NUG contracts by reducing the price the company must pay for electricity under the contracts, or send the matter back to the FERC or to the NYPSC with direction that they modify such contracts. The complaint also sought repayment of all monies paid above the company's avoided costs. On September 29, 2000, the District Court dismissed the company's complaint and endorsed the FERC decision denying the company's petition. The company appealed the District Court's decision to the United States Court of Appeals (Second Circuit) and expects a decision in the latter part of 2001.

Allegheny Hydros: In December 1999 the company sent a letter to the owners of Allegheny Hydro No. 8 and Allegheny Hydro No. 9 demanding that they each provide adequate assurance that they will perform their individual contractual obligations under two power purchase agreements with the company, including the obligation to pay back overpayments made by the company over the course of the agreements. Such overpayments are the cumulative difference between the rate the company pays for power under the agreements and its actual avoided costs. At the end of 2000, this cumulative overpayment was more than $129 million and is expected to grow to approximately $2.7 billion by 2030 when both agreements expire.

In response to the company's demand, Allegheny and its lenders each filed a complaint in the New York State Supreme Court (N.Y. County), in February and March 2000, respectively, seeking declaratory relief, including a declaration that the company is not entitled to demand adequate assurances of Allegheny's performance under the agreements.

Retail Access Credit: In May 2000 the NYPSC instituted proceedings to review the company's retail access credit (the amount backed out of a customer's bill when that customer participates in retail access). On September 22, 2000, the NYPSC issued an order denying a petition the company had filed in August 2000 related to issues concerning its retail access credit. On January 26, 2001, the NYPSC issued an order directing the company to adopt a market-based retail access credit, effective February 1, 2001. As a result of this order, the company will be exposed to fluctuations in the spot price of electricity for customers who have chosen retail access. Since the company will seek recovery of any costs and lost revenues associated with this order under the terms of its electric rate and restructuring agreement, the company does not anticipate that this order will have a material effect on its financial position or results of operations.

Energy Taxes: New York State legislation in 2000 included major changes to the taxation of electric and natural gas companies. Those changes include, among others, the repeal of certain gross receipts taxes and the imposition of a net income tax. The NYPSC has issued an interim order concerning the ratemaking treatment related to the implementation of these tax changes. A full order is expected sometime in 2001. The company will seek recovery under the terms of its electric rate and restructuring agreement for any additional tax expense.

Electricity Transmission Rates: The company is responsible for delivering wholesale customers' electricity on its transmission system. Rates charged for the use of the company's transmission system are subject to FERC approval. The company's transmission rate case was filed with the FERC in March 1997. Effective November 1997 the company began charging its filed rate, which was accepted by the FERC subject to refund based on a FERC final order.

On August 17, 2000, the FERC issued an order in the company's transmission rate case that increased the company's transmission rates. The new rates, however, were lower than the rates in the company's filed rate case, which it began collecting in November 1997 subject to refund. Therefore, the company refunded $14 million, which included interest, to customers. On September 17, 2000, the company filed a petition for rehearing with the FERC that states why FERC inappropriately excluded certain expenses from its calculation. FERC has yet to rule on the request for rehearing.

Natural Gas Business

The company's natural gas business transports, stores and distributes natural gas.

Natural Gas Rate Agreement: The company's natural gas business is operating under a four-year rate agreement that extends to September 30, 2002. The agreement continues the company's natural gas rate freeze for residential sales customers and provides pricing options for non-residential customers. (See Item 7A. Quantitative and qualitative disclosures about market risk - Commodity Price Risk.)

NYPSC Collaborative on End State of Energy Competition: In March 2000 the NYPSC instituted a proceeding to address the future of competitive natural gas and electricity markets, including the role of regulated utilities in those markets. Other objectives of the proceeding include identifying and suggesting actions to eliminate obstacles to the development of those competitive markets and providing recommendations concerning Provider of Last Resort and related issues.

Other Matters

Accounting Issues

Statement 71: Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, allows companies that meet certain criteria to capitalize, as regulatory assets, incurred costs that are probable of recovery in future periods. Those companies record, as regulatory liabilities, obligations to refund previously collected revenue or obligations to spend revenue collected from customers on future costs.

Although the company believes it will continue to meet the criteria of Statement 71 for its regulated electricity and natural gas operations in New York State, the company cannot predict what effect a competitive market or future actions of the NYPSC will have on its ability to continue to do so. If the company can no longer meet the criteria of Statement 71 for all or a separable part of its regulated operations, it may have to record as expense or revenue certain regulatory assets and liabilities. The company may also have to record as a loss an estimated $1.2 billion, on a present value basis at December 31, 2000, of above-market costs on its power purchase contracts with NUGs. Those costs are currently recovered in rates.

Statement 133: The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998, which was amended in later FASB pronouncements. Statement 133 establishes standards for the accounting and reporting for derivative instruments and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities on a company's balance sheet at their fair value. The company adopted Statement 133 as of January 1, 2001. (See Note 1 to the Financial Statements.)

Investing and Financing Activities

The company's financial strength provides the flexibility required to compete in the emerging competitive energy market.

Investing Activities: Capital spending, including nuclear fuel, totaled $79 million in 2000, $69 million in 1999 and $127 million in 1998. Capital spending in all three years was financed entirely with internally generated funds and was primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Capital spending, including nuclear fuel, is projected to be $77 million in 2001. It is expected to be paid for entirely with internally generated funds and will be primarily for the same purposes described above.

Financing Activities: In January 2000 the company redeemed $163 million of unsecured notes with cash and commercial paper. In December 2000 the company purchased, on the open market, at premiums, $9.7 million of 9 7/8% Series first mortgage bonds due May 1, 2020, and $15 million of 9 7/8% Series first mortgage bonds due November 1, 2020, with the proceeds from commercial paper. The company incurred a $2.8 million charge, including premiums of $.4 million for early retirement and the writeoff of $2.4 million of unamortized debt expense and debt issuance costs, as a result of the purchase of the bonds. The $2 million after-tax effect of this item is reflected as an extraordinary loss on early extinguishment of debt on the income statement.

The company uses short-term, unsecured notes to finance certain refundings and for other corporate purposes. The company had $123 million of short-term debt outstanding at December 31, 2000, and $163 million outstanding at December 31, 1999. The weighted average interest rate on short-term debt was 7.6% at December 31, 2000, and 7.2% at December 31, 1999.

The company also has a revolving credit agreement with certain banks that provides for borrowing up to $200 million through December 31, 2001. There were no amounts outstanding under this agreement during 2000 or 1999.

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

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others: the deregulation and continued regulatory unbundling of a vertically integrated industry; the company's ability to compete in the rapidly changing and increasingly competitive electricity and natural gas utility markets; regulatory uncertainty in a politically-charged environment of rising energy prices; operation of the NYISO; its ability to control non-utility generator and other costs; changes in fuel supply or cost and the success of its strategies to satisfy its power requirements now that all of its affiliate's coal-fired generation assets have been sold; market risk; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which it is doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in its publicly disseminated documents and filings. The company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The financial instruments held or issued by the company are for purposes other than trading or speculation. Quantitative and qualitative disclosures are discussed as they relate to the following three market risk exposure categories: Interest Rate Risk, Commodity Price Risk and Other Market Risk.

Interest Rate Risk: The company is exposed to risk resulting from interest rate changes on its variable-rate debt and commercial paper. The company uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The company believes the interest rate swap agreements substantially reduce the market risk associated with variable rate debt. (See Notes 6 and 8 to the Financial Statements.)

Commodity Price Risk: Commodity price risk has become an increasingly important issue for the company due to the recent unprecedented price increases and volatility experienced in both the electric and natural gas wholesale markets. The company manages this risk through a combination of regulatory mechanisms, which allow for the pass through of the market price of natural gas to certain consumers, and through comprehensive risk management processes. These measures mitigate the company's commodity price exposure, but do not completely eliminate it.

Under its current rate and restructuring agreements, the company is subject to the effect of market fluctuations in the price of natural gas and electricity purchased. The company's natural gas exposure is limited to purchases for residential customers because it is allowed to pass through increases in the market price of natural gas to non-residential customers.

The company uses natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices. Such contracts allow the company to fix margins on sales of natural gas. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled.

The company has hedged approximately 67% of its expected residential natural gas load for calendar year 2001 through gas in storage and option contracts. For its unhedged positions in 2001, a $1.00 per dekatherm change in the cost of natural gas changes natural gas costs by $8 million.

The company uses electricity contracts to manage against fluctuations in the cost of electricity. These contracts allow the company to fix margins on the majority of its retail electricity sales. The cost or benefit of electricity contracts is included in the amount expensed for electricity purchased when the electricity is sold. With the implementation of the NYISO, the company began utilizing contracts for differences (CFDs), which are financial contracts with features similar to commodity swap agreements. The CFDs effectively fix the price the company pays for certain power purchased from the NYISO. The company has CFDs, generation and other electricity contracts, which provide for 98% of total expected demand for 2001, 89% for 2002 and 66% for 2003.

The company is also exposed to daily price fluctuations in the spot price of electricity. In situations where the electricity contracts do not cover peak demand, the company must buy electricity in the spot market. Conversely, when the company has contracts for more electricity than its demand, it must sell the excess in the spot market. The company uses a cash flow at risk (CFAR) calculation to measure this price risk. At March 15, 2001, the CFAR for electricity requirements was $6 million for the next 12-month period. The CFAR indicates the amount by which the fair value of the company's net position could vary from its current level over a 12-month period, with a 97.5% certainty, assuming all unhedged positions during that period are filled in the spot market.

Other Market Risk: The company's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the company to recognize increased or decreased pension income or expense.

The company maintains a qualified trust fund, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning. The funds in the qualified trust are invested in money market instruments. The company believes that the market risk exposure is limited to immaterial fluctuations in the money markets. (See Note 3 to the Financial Statements.)

Item 8.  Financial statements and supplementary data

New York State Electric & Gas Corporation
Statements of Income
Year Ended December 31	2000	1999	1998
	(Thousands)
Operating Revenues
Electric	$1,746,138	$1,763,191	$1,706,876
Natural Gas	376,886	330,849	305,881
Total Operating Revenues	2,123,024	2,094,040	2,012,757
Operating Expenses
Electricity purchased and fuel used in generation	830,008	808,019	657,453
Natural gas purchased	243,482	163,207	158,656
Other operating expenses	256,772	262,045	293,310
Maintenance	87,460	74,695	88,848
Depreciation and amortization	109,484	616,244	145,119
Other taxes	126,846	166,215	186,799
Gain on sale of generation assets	-	(674,572)	-
Writeoff of Nine Mile Point 2	-	72,532	-
Total Operating Expenses	1,654,052	1,488,385	1,530,185
Operating Income	468,972	605,655	482,572
Interest Charges, Net	103,279	128,063	123,144
Other (Income) and Deductions	4,028	(369)	7,998
Income Before Income Taxes	361,665	477,961	351,430
Income Taxes	140,425	254,261	137,632
Income Before Extraordinary Item	221,240	223,700	213,798
Extraordinary Loss on Early Extinguishment of Debt, Net of Income Tax Benefit of $1,121 for 2000 and $9,458 for 1999	1,645	17,566	-
Net Income	219,595	206,134	213,798
Preferred Stock Dividends	396	2,706	8,583
Earnings Available for Common Stock	$219,199	$203,428	$205,215

The notes on pages 24 through 36 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Balance Sheets
December 31	2000	1999
	(Thousands)
Assets
Current Assets
Cash and cash equivalents	$7,523	$114,494
Special deposits	21,440	1,232
Accounts receivable, net	200,846	139,101
Loan receivable, affiliated company	-	17,789
Fuel, at average cost	28,677	16,055
Materials and supplies, at average cost	7,395	8,069
Accumulated deferred income tax benefits, net	3,943	4,332
Prepayments	27,893	32,612
Total Current Assets	297,717	333,684
Utility Plant, at Original Cost
Electric	3,391,619	3,393,135
Natural gas	647,145	625,377
Common	140,020	140,035
	4,178,784	4,158,547
Less accumulated depreciation	2,116,787	2,033,449
Net Utility Plant in Service	2,061,997	2,125,098
Construction work in progress	25,006	10,268
Total Utility Plant	2,087,003	2,135,366
Other Property and Investments, Net	76,737	66,543
Regulatory and Other Assets
Regulatory assets
Unfunded future income taxes	44,610	27,655
Unamortized loss on debt reacquisitions	46,791	52,671
Demand-side management program costs	28,366	52,649
Environmental remediation costs	58,200	58,400
Other	30,386	19,543
Total regulatory assets	208,353	210,918
Other assets
Prepaid pension benefits	250,826	174,741
Other	22,254	26,898
Total other assets	273,080	201,639
Total Regulatory and Other Assets	481,433	412,557
Total Assets	$2,942,890	$2,948,150

The notes on pages 24 through 36 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Balance Sheets
December 31	2000	1999
	(Thousands)
Liabilities Current Liabilities
Current portion of long-term debt	$1,088	$975
Notes payable	123,000	163,240
Accounts payable and accrued liabilities	160,654	130,281
Interest accrued	15,925	16,535
Taxes accrued	9,006	14,732
Other	61,415	66,695
Total Current Liabilities	371,088	392,458
Regulatory and Other Liabilities Regulatory liabilities
Deferred income taxes	50,306	58,923
Deferred income taxes, unfunded future income taxes	18,848	13,024
Other	16,975	20,817
Total regulatory liabilities	86,129	92,764
Other liabilities
Deferred income taxes	287,560	264,717
Other postretirement benefits	183,666	161,370
Environmental remediation costs	77,500	78,400
Other	100,148	110,342
Total other liabilities	648,874	614,829
Total Regulatory and Other liabilities	735,003	707,593
Long-term debt	1,189,249	1,210,474
Total Liabilities	2,295,340	2,310,525
Commitments	-	-
Preferred Stock Preferred stock redeemable solely at the company's option	10,159	10,159
Common Stock Equity Common stock ($6.66 2/3 par value, 90,000 shares authorized and 64,508 shares outstanding as of December 31, 2000 and 1999)	430,057	430,057
Capital in excess of par value	170,678	170,678
Retained earnings	35,329	26,731
Accumulated other comprehensive income	1,327	-
Total Common Stock Equity	637,391	627,466
Total Liabilities and Stockholder's Equity	$2,942,890	$2,948,150

The notes on pages 24 through 36 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Cash Flows
Year Ended December 31	2000	1999	1998
		(Thousands)
Operating Activities
Net income	$219,595	$206,134	$213,798
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	109,484	616,244	145,119
Income taxes and investment tax credits deferred, net	1,257	126,084	31,902
Gain on sale of affiliate's generation assets	-	(674,572)	-
Writeoff of Nine Mile Point 2	-	72,532	-
Pension income	(64,854)	(77,559)	(35,814)
Extraordinary loss, net of tax	1,645	17,566	-
Changes in current operating assets and liabilities
Accounts receivable	(61,745)	(25,548)	75,455
Loan receivable, affiliated company	17,789	116,654	(134,443)
Inventory	(11,948)	4,368	56,775
Prepayments	4,719	(1,428)	8,276
Accounts payable and accrued liabilities	30,373	28,770	(23,470)
Taxes accrued	(5,726)	14,031	(5,445)
Other, net	20,522	(4,616)	129,353
Net Cash Provided by Operating Activities	261,111	418,660	461,506
Investing Activities
Sale of affiliate's generation assets	-	494,146	-
Utility plant additions	(81,386)	(69,249)	(125,006)
Other property and investments	3,000	-	25,670
Other	(13,067)	2,560	5,691
Net Cash (Used in) Provided by Investing Activities	(91,453)	427,457	(93,645)
Financing Activities
Capital distribution to parent	-	(289,000)	-
Repurchase of common stock	-	-	(114,023)
Repayments of first mortgage bonds and preferred stock, including net premiums	(25,392)	(329,719)	(60,600)
Long-term notes, net	-	-	(3,134)
Notes payable, net	(40,240)	84,940	20,300
Dividends on common and preferred stock	(210,997)	(209,993)	(206,423)
Net Cash Used in Financing Activities	(276,629)	(743,772)	(363,880)
Net (Decrease) Increase in Cash and Cash Equivalents	(106,971)	102,345	3,981
Cash and Cash Equivalents, Beginning of Year	114,494	12,149	8,168
Cash and Cash Equivalents, End of Year	$7,523	$114,494	$12,149

The notes on pages 24 through 36 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Changes in Common Stock Equity

(Thousands)

	Common Stock Outstanding $6.66 2/3 Par Value Shares Amount		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, January 1, 1998	67,508	$462,250	$811,648	$568,844	-	$(39,447)	$1,803,295
Net income				213,798			213,798
Cash dividends declared Preferred stock (at serial rates) Redeemable - optional - mandatory				(7,008) (1,575)			(7,008) (1,575)
Common Stock				(197,841)			(197,841)
Common stock repurchased	(3,000)	(20,001)	(94,022)				(114,023)
Retirement of treasury stock, net		(12,192)	(27,255)			39,447	-
Transfers of subsidiaries to parent			(261,984)	(517,342)			(779,326)
Amortization of capital stock issue expense			1,942				1,942
Balance, December 31, 1998	64,508	430,057	430,329	58,876	-	-	919,262
Net income				206,134			206,134
Cash dividends declared Preferred stock (at serial rates) Redeemable - optional - mandatory				(1,131) (1,575)			(1,131) (1,575)
Common Stock				(206,980)			(206,980)
Capital distribution to parent			(260,407)	(28,593)			(289,000)
Amortization of capital stock issue expense			756				756
Balance, December 31, 1999	64,508	430,057	170,678	26,731	-	-	627,466
Net income				219,595			219,595
Other comprehensive income, net of tax					1,327		1,327
Comprehensive income							220,922
Cash dividends declared Preferred stock (at serial rates) Redeemable - optional				(396)			(396)
Common Stock				(210,601)			(210,601)
Balance, December 31, 2000	64,508	$430,057	$170,678	$35,329	$1,327	-	$637,391

The notes on pages 24 through 36 are an integral part of the financial statements.

Notes to Financial Statements

Note 1. Significant Accounting Policies

The company's financial statements exclude NGE Generation, Inc. and The Energy Network, Inc. (formerly XENERGY Enterprises, Inc.) as of May 1, 1998, the effective date of the reorganization into a holding company structure, and exclude Somerset Railroad as of July 31, 1998, the effective date of its transfer to NGE Generation.

Depreciation and amortization: The company determines depreciation expense using straight-line rates, based on the average service lives of groups of depreciable property in service. The company's depreciation accruals were equivalent to 3.1% of average depreciable property for 2000 and 3.4% for 1999 and 1998. Amortization expense includes the amortization of certain regulatory assets and the accelerated amortization of NMP2 in 1999 as authorized by the NYPSC. (See Note 2. Sale of Affiliate's Coal-fired Generation Assets.)

Revenue recognition: The company recognizes revenues upon delivery of energy and energy-related products and services to its customers.

Accounts receivable: The company has an agreement that expires in November 2002 to sell, with limited recourse, undivided percentage interests in certain of its accounts receivable from customers. The agreement allows the company to receive up to $152 million from the sale of such interests. At December 31, 2000 and 1999, accounts receivable on the balance sheets are shown net of $152 million of interests in accounts receivable sold. All fees related to the sale of accounts receivable are included in other income and deductions on the statements of income and amounted to approximately $10 million in 2000 and $9 million in 1999 and 1998.

Accounts receivable on the balance sheets are also shown net of an allowance for doubtful accounts of $6 million at December 31, 2000 and 1999. Bad debt expense was $13 million in 2000, $12 million in 1999 and $15 million in 1998.

Income taxes: Deferred income taxes reflect the effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes. Investment tax credits (ITC) are amortized over the estimated lives of the related assets.

Utility plant: The company charges repairs and minor replacements to operating expense accounts, and capitalizes renewals and betterments, including certain indirect costs. The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

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

Unfunded future income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized loss on debt reacquisitions is amortized over the lives of the related debt issues. Demand-side management program costs, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with the company's current rate agreements. The company earns a return on all regulatory assets for which funds have been spent.

Statements of cash flows: The company considers all highly liquid investments with a maturity date of three months or less when acquired to be cash equivalents. Those investments are included in cash and cash equivalents on the balance sheets .
Supplemental Disclosure of Cash Flows Information	2000	1999	1998
Cash paid during the year ended December 31:	(Thousands)
Interest, net of amounts capitalized	$98,169	$118,282	$117,835
Income taxes (1999 includes $548,201 related to gain on sale of affiliate's generation assets)	$153,406	$646,715	$97,199

Statement 133: The FASB issued Statement 133 in June 1998, which was amended in later FASB pronouncements. Statement 133 establishes standards for the accounting and reporting for derivative instruments and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities on a company's balance sheet at their fair value. The company adopted Statement 133 as of January 1, 2001.

Substantially all of the company's derivative instruments will receive hedge accounting treatment under Statement 133. The transition adjustment for the company's derivative instruments, as of January 1, 2001, affected both Other Comprehensive Income and Net Income. The amount of the transition adjustment recorded in Other Comprehensive Income was a gain of approximately $55 million and the amount of the transition adjustment recorded in Net Income was a gain of less than $1 million. Based on the company's current risk management strategies, this adoption is not expected to have a material effect on its results of operations. Fair value adjustments could change based on guidance received from the Derivatives Implementation Group, which was appointed by the FASB to identify implementation issues and develop recommendations.

Risk management: The company uses natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices. Such contracts allow the company to fix margins on sales of natural gas generally expected to occur in 2001. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled. At December 31, 2000, the company held natural gas futures and options contracts for 11 million dekatherms of natural gas, at an average price of $4.95 per dekatherm, through March 2002.

The company uses electricity contracts, both physical and financial, to manage against fluctuations in the cost of electricity. The contracts allow the company to fix margins on the majority of its retail electricity sales. The cost or benefit of electricity contracts is included in the amount expensed for electricity purchased when the electricity is sold. At December 31, 2000, the company held financial contracts for 8.8 million megawatt-hours, at an average price of $31.50 per megawatt-hour, through April 2003.

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

Reclassifications: Certain amounts have been reclassified on the financial statements to conform with the 2000 presentation.

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

The proceeds from the sale of those assets - net of taxes and transaction costs - in excess of the net book value of the generation assets, less funded deferred taxes, were used to write down the company's 18% investment in NMP2 by $380 million. This treatment is in accordance with the company's restructuring plan approved by the NYPSC in January 1998. The company wrote down its investment by an additional $106 million due to the required writeoff of funded deferred taxes related to NMP2. These writedowns are reflected in depreciation and amortization on the 1999 statement of income. (See Note 3. Nuclear Generation Assets.)

Note 3. Nuclear Generation Assets

The company has an 18% interest in the output and costs of NMP2. The company's 18% share of the rated capability is 210 megawatts and its 18% share of operating expenses is included in various categories on the statements of income.

In 1999 the majority of the company's investment in NMP2 was recovered through a gain on the sale of an affiliate's coal-fired generation assets. The remaining balance was written off pursuant to Statement of Financial Accounting Standards No. 121.

Sale of NMP2: On December 12, 2000, Constellation Nuclear was announced as the successful bidder in the sale of 82% of the interest in NMP2, including the company's 18% share. The company will receive $64 million at closing and five annual principal and interest payments totaling $85 million for its share of NMP2. The Nuclear Regulatory Commission, FERC, NYPSC and other regulatory bodies must approve the sale on terms acceptable to the sellers. The transaction is expected to close in mid-2001 .

The sellers' pre-existing decommissioning funds will be transferred to Constellation, which will take responsibility for all future decommissioning funding.

Nuclear insurance: The Price-Anderson Act is a federal statute providing, among other things, a limit on the maximum liability for damages resulting from a nuclear incident. The public liability limit for a nuclear incident is approximately $8.9 billion. Should losses stemming from a nuclear incident exceed the commercially available public liability insurance, each licensee of a nuclear facility would be liable for up to $84 million per incident, payable at a rate not to exceed $10 million per year. The $84 million assessment is subject to periodic inflation indexing and a 5% surcharge should funds prove insufficient to pay claims associated with a nuclear incident.

The company's maximum liability for its interest in NMP2 would be approximately $15 million per incident. The Price-Anderson Act also requires indemnification for precautionary evacuations whether or not a nuclear incident actually occurs.

In addition to the insurance required by the Price-Anderson Act, the nuclear generating facilities carry additional nuclear property damage insurance. Property insurance is obtained through the Nuclear Insurance Pools and Nuclear Electric Insurance Limited and other commercial sources.

Nuclear plant decommissioning costs: The company's estimated liability for decommissioning its interest in NMP2 is $172 million in 2001 dollars. The company's current share of these costs is being recovered through electric rates.

Note 4. Accumulated Other Comprehensive Income
(Thousands)	Net Unrealized Gain on Investments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance, December 31, 1999	-	-	-
Before-tax amount	$3,011	$(969)	$2,042
Tax (expense) benefit	(1,054)	339	(715)
Balance, December 31, 2000	$1,957	$(630)	$1,327

Note 5. Bank Loans and Other Borrowings

The company uses short-term, unsecured notes to finance certain refundings and for other corporate purposes. The weighted average interest rate on short-term debt was 7.6% at December 31, 2000, and 7.2% at December 31, 1999.

The company has a revolving credit agreement with certain banks that provides for borrowing up to $200 million through December 31, 2001. The revolving credit agreement does not require compensating balances. The company had no outstanding loans under this agreement at December 31, 2000 or 1999. At the company's option, the interest rate on borrowings is related to the prime rate, the London Interbank Offered Rate or the interest rate applicable to certain certificates of deposit. The agreement provides for payment of a commitment fee, which was .125% at December 31, 2000 and 1999.

Note 6. Long-term Debt

At December 31, 2000 and 1999, the company's long-term debt was:
	Maturity Dates	Interest Rates	Amount 2000 1999
			(Thousands)
First mortgage bonds (1)	2002 to 2023	6 3/4% to 9 7/8%	$571,340	$596,000
Pollution control notes - fixed	2006 to 2034	5.70% to 6.15%	306,000	306,000
Pollution control notes - variable	2015 to 2029	4.01% to 4.35%	307,000	307,000
Obligations under capital leases			10,203	7,347
Unamortized premium and discount on debt, net			(4,206)	(4,898)
			1,190,337	1,211,449
Less debt due within one year - included in current liabilities			1,088	975
Total			$1,189,249	$1,210,474

At December 31, 2000, long-term debt and capital lease payments (in thousands) that will become due during the next five years are:
2001	2002	2003	2004	2005
$1,088	$150,770	$466	$510	$559

(1) The company's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all of its utility plant. In December 2000 the company purchased $9.7 million of 9 7/8% Series first mortgage bonds, due May 1, 2020, and $15 million of 9 7/8% Series first mortgage bonds, due November 1, 2020. Those transactions resulted in an after-tax extraordinary loss on early extinguishment of debt of $2 million. The 1999 after-tax extraordinary loss on early extinguishment of debt was $18 million.

Note 7. Preferred Stock

At December 31, 2000 and 1999, the company's serial cumulative preferred stock was:
Series	Par Value Per Share	Redemption Price Per Share	Shares Authorized and Outstanding(1)	Amount 2000 1999
				(Thousands)
Redeemable solely at the option of the company:
3.75%	100	$104.00	78,379	$7,838	$7,838
4 1/2% (1949)	100	103.75	11,800	1,180	1,180
4.40%	100	102.00	7,093	709	709
4.15% (1954)	100	102.00	4,317	432	432
Total				$10,159	$10,159

(1) At December 31, 2000, there were 2,353,411 shares of $100 par value preferred stock, 10,800,000 shares of $25 par value preferred stock and 1,000,000 shares of $100 par value preference stock authorized but unissued.

The company redeemed or purchased the following amounts of preferred stock during the period 1998 through 2000:

Date	Series	Amount
July 1, 1998	6.48%	$30 million *
February 1, 1999	7.40%	$25 million *
April 1, 1999	3.75%	$7.2 million **
April 1, 1999	4 1/2% (1949)	$2.8 million **
April 1, 1999	4.15%	$1.4 million **
April 1, 1999	4.40%	$4.8 million **
April 1, 1999	4.15% (1954)	$3.1 million **
December 10, 1999	6.30%	$25 million *

* Redeemed    ** Purchased, at a discount

Note 8. Commitments

Capital Spending

The company has commitments in connection with its capital spending program. Capital spending, including nuclear fuel, is projected to be $77 million in 2001 and is expected to be paid for entirely with internally generated funds. The program is subject to periodic review and revision. The company's capital spending will be primarily for necessary improvements to existing facilities, compliance with environmental requirements and the extension of energy delivery service.

Non-utility generator power purchase contracts

The company expensed approximately $358 million in 2000, $354 million in 1999 and $326 million in 1998 for NUG power. The company estimates that NUG power purchases will total $359 million in 2001, $392 million in 2002 and $403 million in 2003.

Note 9. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of some of the company's financial instruments included on its balance sheets are shown in the following table. The fair values are based on the quoted market prices for the same or similar issues of the same remaining maturities.
December 31	2000	2000	1999	1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Thousands)
Investments - classified as available-for-sale	$37,750	$37,909	$31,587	$31,742
First mortgage bonds	$567,134	$570,668	$591,102	$610,756
Pollution control notes - fixed	$306,000	$313,780	$306,000	$302,374
Pollution control notes - variable	$307,000	$307,000	$307,000	$306,605

The carrying amounts for cash and cash equivalents, notes payable and interest accrued approximate their estimated fair values.

Special deposits may include restricted funds set aside as collateral for first mortgage bonds. The carrying amount approximates fair value because the special deposits have been invested in securities that mature within one year.

Note 10. Segment Information

Selected financial information for the company's business segments is presented in the following table. The electric business segment consists of electricity transmission, distribution and generation operations. The natural gas business segment consists of natural gas transportation, storage and distribution operations. Other includes subsidiary activity through April 30, 1998, and corporate assets.
Year	Electric	Natural Gas	Other	Total
		(Thousands)
2000
Operating Revenues	$1,746,138	$376,886	-	$2,123,024
Depreciation and Amortization	$91,257	$18,227	-	$109,484
Operating Income	$436,801	$32,171	-	$468,972
Interest Charges, Net	$84,211	$19,068	-	$103,279
Income Taxes	$134,661	$5,764	-	$140,425
Income Before Extraordinary Item	$214,850	6,390	-	$221,240
Extraordinary Loss, Net of Tax	$1,357	$288	-	$1,645
Earnings Available for Common Stock	$213,166	$6,033	-	$219,199
Total Assets	$2,116,933	$639,684	$186,273	$2,942,890
Capital Spending	$57,912	$20,957	-	$78,869
1999
Operating Revenues	$1,763,191	$330,849	-	$2,094,040
Depreciation and Amortization	$598,796	$17,448	-	$616,244
Operating Income	$541,497	$64,158	-	$605,655
Interest Charges, Net	$110,486	$17,577	-	$128,063
Income Taxes	$237,437	$16,824	-	$254,261
Income Before Extraordinary Item	$194,219	$29,481	-	$223,700
Extraordinary Loss, Net of Tax	$15,124	$2,442	-	$17,566
Earnings Available for Common Stock	$176,765	$26,663	-	$203,428
Total Assets	$2,082,897	$592,915	$272,338	$2,948,150
Capital Spending	$44,339	$24,910	-	$69,249
1998
Operating Revenues	$1,706,876	$305,881	-	$2,012,757
Depreciation and Amortization	$129,239	$15,880	-	$145,119
Operating Income	$443,212	$39,360	-	$482,572
Interest Charges, Net	$104,968	$17,718	$458	$123,144
Income Taxes	$130,731	$7,638	$(737)	$137,632
Earnings Available for Common Stock	$196,230	$11,056	$(2,071)	$205,215
Total Assets	$2,979,663	$574,797	$178,425	$3,732,885
Capital Spending	$94,106	$32,268	$330	$126,704

Note 11. Income Taxes
Year ended December 31	2000	1999	1998
		(Thousands)
Current	$138,804	$124,268	$105,730
Deferred, net Accelerated depreciation	(5,000)	151,698	12,909
Pension expense	24,316	37,311	12,410
SFAS 106 postretirement	(11,417)	(6,618)	(6,973)
Demand-side management	(8,335)	(4,300)	-
Miscellaneous	2,597	(24,965)	16,313
ITC	(1,661)	(32,591)	(2,757)
Total	139,304	244,803	137,632
Less amount classified as extraordinary item	(1,121)	(9,458)	-
Total Before Extraordinary Item	$140,425	$254,261	$137,632

The company's effective tax rate differed from the statutory rate of 35% due to the following:
Year ended December 31	2000	1999	1998
		(Thousands)
Tax expense at statutory rate	$125,615	$157,826	$122,989
Depreciation not normalized	4,408	93,756	11,521
ITC amortization	(1,661)	(27,323)	(4,458)
State taxes, net of federal benefit	19,172	10,241	153
Other, net	(8,230)	10,303	7,427
Total	139,304	244,803	137,632
Less amount classified as extraordinary item	(1,121)	(9,458)	-
Total Before Extraordinary Item	$140,425	$254,261	$137,632

The 1999 increases in depreciation not normalized and ITC amortization were the result of the sale of an affiliate's coal-fired generation assets and the writeoff of NMP2. (See Note 2. Sale of Affiliate's Coal-fired Generation Assets and Note 3. Nuclear Generation Assets.)

The company's deferred tax assets and liabilities consisted of the following:
December 31	2000	1999
	(Thousands)
Current Deferred Tax Assets	$3,943	$4,332
Noncurrent Deferred Tax Liabilities
Depreciation	$210,377	$227,893
Unfunded future income taxes	18,848	13,024
Accumulated deferred ITC	25,139	26,800
Pension benefits	75,837	53,497
Other	26,513	15,450
Total Noncurrent Deferred Tax Liabilities	356,714	336,664
Less amounts classified as regulatory liabilities
Deferred income taxes	50,306	58,923
Deferred income taxes, unfunded future income taxes	18,848	13,024
Noncurrent Deferred Income Taxes	$287,560	$264,717

Note 12. Environmental Liability

From time to time environmental laws, regulations and compliance programs may require changes in the company's operations and facilities and may increase the cost of electric and natural gas service.

The U.S. Environmental Protection Agency and the New York State Department of Environmental Conservation (NYSDEC), as appropriate, notified the company that it is among the potentially responsible parties who may be liable for costs incurred to remediate certain hazardous substances at nine waste sites, not including its sites where gas was manufactured in the past, which are discussed below. With respect to the nine sites, seven sites are included in the New York State Registry of Inactive Hazardous Waste Disposal Sites and three of the sites are also included on the National Priorities list.

Any liability may be joint and several for certain of those sites. The company recorded an estimated liability of $1 million related to seven of the nine sites. The ultimate cost to remediate the sites may be significantly more than the estimated amount. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination and the portion attributed to the company.

The company has a program to investigate and perform necessary remediation at its sites where gas was manufactured in the past. In 1994 and 1996, the company entered into Orders on Consent with the NYSDEC. These Orders require the company to investigate and, where necessary, remediate 34 of its 38 sites. Eight sites are included in the New York State Registry.

The company's estimate for all costs related to investigation and remediation of the 38 sites ranges from $77 million to $174 million at December 31, 2000. That estimate is based on both known and potential site conditions and multiple remediation alternatives for each of the sites. The estimate has not been discounted and is based on costs in 1996 dollars that the company expects to incur through the year 2017. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action, changes in technology relating to remedial alternatives and changes to current laws and regulations.

The liability to investigate and perform remediation, as necessary, at the known inactive gas manufacturing sites, reflected on the company's balance sheets was $77 million at December 31, 2000 and 1999. The company recorded a corresponding regulatory asset, net of insurance recoveries, since it expects to recover the net costs in rates.

Note 13. Retirement Benefits
	Pension Benefits		Postretirement Benefits
	2000	1999	2000	1999
		(Thousands)
Change in projected benefit obligation
Benefit obligation at January 1	$773,086	$803,281	$256,983	$269,452
Service cost	16,429	19,083	6,020	6,291
Interest cost	58,200	52,325	20,244	17,132
Plan amendments	7,364	-	(40,152)	-
Actuarial loss (gain)	50,137	(44,528)	23,246	(15,000)
Curtailment	-	(19,577)	-	-
Settlement	-	-	-	(11,023)
Benefits paid	(41,116)	(37,497)	(10,181)	(9,869)
Projected benefit obligation at December 31	$864,100	$773,087	$256,160	$256,983
Change in plan assets
Fair value of plan assets at January 1	$1,387,690	$1,296,526	-	-
Actual return on plan assets	148,274	128,661	-	-
Employer contributions	-	-	10,181	9,869
Benefits paid	(41,116)	(37,497)	(10,181)	(9,869)
Fair value of plan assets at December 31	$1,494,848	$1,387,690	-	-
Funded status	$630,748	$614,603	$(256,160)	$(256,983)
Unrecognized net actuarial gain	(384,288)	(431,333)	3,136	(23,023)
Unrecognized prior service cost	27,311	21,654	(40,152)	-
Unrecognized net transition (asset) obligation	(22,945)	(30,183)	109,510	118,636
Prepaid (accrued) benefit cost	$250,826	$174,741	$(183,666)	$(161,370)

The sale of an affiliate's generation assets in 1999 resulted in a curtailment gain and a settlement gain, which were the result of the termination of certain generation employees. The curtailment gain reduced the expected years of future service under the pension benefit plan and the settlement gain reduced the postretirement benefit obligation.

The company's postretirement benefits were unfunded as of December 31, 2000 and 1999.
	Pension Benefits 2000 1999		Postretirement Benefits 2000 1999
Weighted-average assumptions as of December 31
Discount rate	7.25%	7.5%	7.25%	7.5%
Expected return on plan assets	9.0%	8.5%	N/A	N/A
Rate of compensation increase	4.0%	4.0%	N/A	N/A

The company assumed a 7% annual rate of increase in the costs of covered health care benefits for 2000 that gradually decreases to 5% by the year 2003.
	Pension Benefits			Postretirement Benefits
	2000	1999	1998	2000	1999	1998
			(Thousands)
Component of net periodic benefit cost
Service cost	$16,429	$19,083	$19,500	$6,020	$6,291	$6,283
Interest cost	58,200	52,325	51,556	20,244	17,132	16,606
Expected return on plan assets	(105,062)	(100,195)	(84,007)	-	-	-
Amortization of prior service cost	1,706	1,833	2,016	-	-	-
Recognized net actuarial gain	(40,120)	(37,442)	(26,384)	(2,913)	(3,771)	(4,865)
Amortization of transition (asset) obligation	(7,238)	(7,238)	(7,238)	9,126	9,527	10,330
Deferral for future recovery	-	-	-	(4,774)	(4,377)	(9,600)
Curtailment charge (credit)	-	(16,773)	-	-	15,402	-
Settlement charge (credit)	-	-	-	-	(11,023)	-
Net periodic benefit cost	$(76,085)	$(88,407)	$(44,557)	$27,703	$29,181	$18,754

The net periodic benefit cost for postretirement benefits represents the cost the company charged to expense for providing health care benefits to retirees and their eligible dependents. The amount of postretirement benefit cost deferred was $5 million as of December 31, 2000, and $8 million as of December 31, 1999. The company expects to recover any deferred postretirement costs by March 2003. The transition obligation for postretirement benefits is being amortized over a period of 20 years.

A 1% increase or decrease in the health care cost inflation rate from assumed rates would have the following effects:
	1% Increase	1% Decrease
Effect on total of service and interest cost components	$4 million	$(3 million)
Effect on postretirement benefit obligation	$26 million	$(22 million)

Note 14. Quarterly Financial Information (Unaudited)
Quarter ended	March 31	June 30	Sep. 30	Dec. 31
	(Thousands)
	2000	2000	2000	2000
Operating Revenues	$575,764	$495,243	$498,606	$553,411
Operating Income	$149,523	$101,236	$119,131	$99,082
Income Before Extraordinary Item	$83,464	$54,691	$42,376	$40,709
Extraordinary Loss, Net of Tax	-	-	-	$1,645
Net Income	$83,464	$54,691(1)	$42,376	$39,064
Earnings Available for Common Stock	$83,365	$54,592(1)	$42,277	$38,965
	1999	1999	1999	1999
Operating Revenues	$550,734	$457,383	$558,958	$526,965
Operating Income	$187,285	$217,535	$97,381	$103,454
Income Before Extraordinary Item	$99,285	$42,249	$37,376	$44,790
Extraordinary Loss, Net of Tax	-	-	-	$17,566
Net Income	$99,285	$42,249(2)	$37,376	$27,224
Earnings Available for Common Stock	$98,255	$41,558(2)	$36,883	$26,732

(1) Includes the effect of the non-recurring benefit from the sale of an affiliate's coal-fired generation assets that increased net income by $8 million.
(2) Includes the effect of the writeoff of NMP2 net of the non-recurring benefit from the sale of an affiliate's coal-fired generation assets that decreased net income by $5 million.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholder and Board of Directors,
New York State Electric & Gas Corporation
Ithaca, New York

In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) on page 39 present fairly, in all material respects, the financial position of New York State Electric & Gas Corporation ("the Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
January 26, 2001

NEW YORK STATE ELECTRIC & GAS CORPORATION

SCHEDULE II - Valuation and Qualifying Accounts
(Thousands)

Years Ended December 31, 2000, 1999 and 1998
Classification	Beginning of Year	Additions	Write-offs(a)	Adjustments	End of Year
2000
Allowance for Doubtful Accounts - Accounts Receivable	$6,300	$12,679	$(12,679)	-	$6,300(b)
1999
Allowance for Doubtful Accounts - Accounts Receivable	$6,306	$12,407	$(12,413)	-	$6,300(b)
1998
Allowance for Doubtful Accounts - Accounts Receivable	$6,801	$14,867	$(14,861)	$ (501)(c)	$6,306(b)
Deferred Tax Asset Valuation Account	$1,611	-	-	$(1,611)(c)	-

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
(c) Due to the transfer of XENERGY Enterprises to Energy East Corporation.

Item  9.  Changes in and disagreements with accountants on           accounting and financial disclosure - None

PART III

Item 10.  Directors and executive officers of the Registrant

Information regarding Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in Exhibit 99-1. Information regarding executive officers is on page 7 of this report.

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

Item 13.  Certain relationships and related transactions

None.

PART IV

Item 14.  Exhibits, financial statement schedule, and reports on           Form 8-K

(a)  The following documents are filed as part of this report:
1. Financial statements Included in Part II of this report:
a)	Balance Sheets as of December 31, 2000 and 1999
b)	For the three years ended December 31, 2000:
Statements of Income
Statements of Cash Flows
Statements of Changes in Common Stock Equity
c)	Notes to Financial Statements
d)	Report of Independent Accountants

2. Financial statement schedule Included in Part II of this report:
For the three years ended December 31, 2000:
II. Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Financial Statements or notes thereto.

3. Exhibits

(a)(1)   The following exhibits are delivered with this report:
Exhibit No.
10-5 -

Asset Purchase Agreement by and among Niagara Mohawk Power Corporation, the Company, Rochester Gas and Electric Corporation, Central Hudson Gas & Electric Corporation and Constellation Energy Group, Inc. and Constellation Nuclear, LLC dated as of December 11, 2000.

(A)10-12 -	Long-Term Executive Incentive Share Plan Amendment No. 3.
23 -	Consent of PricewaterhouseCoopers LLP to incorporation by reference into certain registration statements.
99-1 -	Information regarding directors, Section 16(a) compliance, executive compensation, employment, change in control and other arrangements, and security ownership of management.
99-2 -

Information from Energy East Corporation's Proxy Statement, which will be filed with the Commission on or before April 30, 2001, under the captions "Security Ownership of Management," "Executive Compensation," "Employment, Change in Control and Other Arrangements" and "Directors' Compensation."

(a)(2)    The following exhibits are incorporated herein by reference:
Exhibit No.	Filed in	As Exhibit No.
3-1 -

Restated Certificate of Incorporation of the Company pursuant to Section 807 of the Business Corporation Law filed in the Office of the Secretary of State of the State of New York on October 25, 1988 - Registration No. 33-50719

4-11
3-2 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 17, 1989 - Registration No. 33-50719	4-12
3-3 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on May 22, 1990 - Registration No. 33-50719	4-13
3-4 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 31, 1990 - Registration No. 33-50719	4-14
3-5 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on February 6, 1991 - Registration No. 33-50719	4-15
3-6 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 15, 1991 - Registration No. 33-50719	4-16
3-7 -	Certificate of Merger of Columbia Gas of New York, Inc. into the Company filed in the Office of the Secretary of State of the State of New York on April 8, 1991 - Registration No. 33-50719	4-20
3-8 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on May 28, 1992 - Registration No. 33-50719	4-17
3-9 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 20, 1992 - Registration No. 33-50719	4-18

Exhibit No.	Filed in	As Exhibit No.
3-10 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 14, 1993 - Registration No. 33-50719	4-19
3-11 -

Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 10, 1993 - Company's 10-K for the year ended December 31, 1993 - File No. 1-3103-2

3-11
3-12 -

Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 20, 1993 - Company's 10-K for the year ended December 31, 1993 - File No. 1-3103-2

3-12
3-13 -

Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 20, 1993 - Company's 10-K for the year ended December 31, 1993 - File No. 1-3103-2

3-13
3-14 -

Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on September 6, 2000 - Company's 10-Q for the quarter ended September 30, 2000 - File No.
1-3103-2

3-16
3-15 -

Certificates of the Secretary of the Company concerning consents dated March 20, 1957, May 9, 1975, and April 1, 1999, of holders of Serial Preferred Stock with respect to issuance of certain unsecured indebtedness - Company's 10-Q for the quarter ended March 31, 1999 - File No. 1-3103-2

3-16
3-16 -	By-Laws of the Company as amended August 29, 2000 - Company's 10-Q for the quarter ended September 30, 2000 - File No. 1-3103-2	3-17
4-1 -

First Mortgage dated as of July 1, 1921 executed by the Company under its then name of "New York State Gas and Electric Corporation" to The Equitable Trust Company of New York, as Trustee (The Chase Manhattan Bank is Successor Trustee) - Registration No. 33-4186

4-1

Supplemental Indentures to First Mortgage dated as of July 1, 1921:
4-2 -	No. 37 - Registration No. 33-31297	4-2
4-3 -	No. 39 - Registration No. 33-31297	4-3
4-4 -	No. 43 - Registration No. 33-31297	4-4
4-5 -	No. 51 - Registration No. 2-59840	2-B(46)
4-6 -	No. 75 - Registration No. 2-59840	2-B(70)
4-7 -	No. 103- Registration No. 33-43458	4-8
4-8 -	No. 104- Registration No. 33-43458	4-9
4-9 -	No. 105- Registration No. 33-52040	4-8
4-10 -	No. 106- Company's 10-K for the year ended December 31, 1992 - File No. 1-3103-2	4-23
4-11 -	No. 107- Company's 10-K for the year ended December 31, 1992 - File No. 1-3103-2	4-24
4-12 -	No. 108- Registration No. 33-50719	4-8
4-13 -	No. 109- Registration No. 33-50719	4-9

Exhibit No.	Filed in	As Exhibit No.
10-1 -	Agreement between New York Independent System Operator and Transmission Owners, dated as of December 2, 1999 - Company's 10-K for the year ended December 31, 1999 - File No. 1-3103-2	10-1
10-2 -	Independent System Operator Agreement, dated as of December 2, 1999 - Company's 10-K for the year ended December 31, 1999 - File No. 1-3103-2	10-2
10-3 -	Basic Agreement dated as of September 22, 1975 between the Company and others concerning Nine Mile Point Nuclear Station, Unit No. 2 - Registration No. 2-54903	5-0
10-4 -	Nine Mile Point Nuclear Station Unit 2 Operating Agreement effective as of January 1, 1993 among the Company and others - Company's 10-K for the year ended December 31, 1992 - File No. 1-3103-2	10-18
(A)10-6 -	Amended and Restated Supplemental Executive Retirement Plan - Company's 10-Q for the quarter ended June 30, 1998 - File No. 1-3103-2	10-48
(A)10-7 -	Energy East Corporation's Annual Executive Incentive Plan - Energy East Corporation's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-8
(A)10-8 -	Energy East Corporation's Annual Executive Incentive Plan Amendment No. 1 - Energy East Corporation's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-9
(A)10-9 -	Amended and Restated Long-Term Executive Incentive Share Plan - Company's 10-Q for the quarter ended June 30, 1998 - File No. 1-3103-2	10-50
(A)10-10 -	Long-Term Executive Incentive Share Plan Amendment No. 1 - Company's 10-Q for the quarter ended September 30, 1998 - File No. 1-3103-2	10-55
(A)10-11 -	Long-Term Executive Incentive Share Plan Amendment No. 2 - Company's 10-Q for the quarter ended March 31, 2000 - File No. 1-3103-2	10-15
(A)10-13 -	Long-Term Executive Incentive Share Plan Deferred Compensation Agreement - Company's 10-K for the year ended December 31, 1995 - File No. 1-3103-2	10-44
(A)10-14 -	Form of Severance Agreement for Senior Vice Presidents - Company's 10-K for the year ended December 31, 1993 - File No. 1-3103-2	10-47
(A)10-15 -	Form of Severance Agreement for Senior Vice Presidents Amendment No. 1 - Company's 10-K for the year ended December 31, 1995 - File No. 1-3103-2	10-50
(A)10-16 -	Form of Severance Agreement for Senior Vice Presidents Amendment No. 2 - Company's Schedule 14D-9, dated July 30, 1997	4
(A)10-17 -	Form of Severance Agreement for Senior Vice Presidents Amendment No. 3 - Company's Schedule 14D-9, dated July 30, 1997	5
(A)10-18 -	Form of Severance Agreement for Vice Presidents - Company's 10-K for the year ended December 31, 1993 - File No. 1-3103-2	10-48
(A)10-19 -	Form of Severance Agreement for Vice Presidents Amendment No. 1 - Company's 10-K for the year ended December 31, 1995 - File No. 1-3103-2	10-52
(A)10-20 -	Form of Severance Agreement for Vice Presidents Amendment No. 2 - Company's Schedule 14D-9, dated July 30, 1997	6
(A)10-21 -	Form of Severance Agreement for Vice Presidents Amendment No. 3 - Company's Schedule 14D-9, dated July 30, 1997	7
Exhibit No.	Filed in	As Exhibit No.
(A)10-22 -	Form of Amendment to the Company's Severance Agreements - Company's 10-Q for the quarter ended June 30, 1998 - File No. 1-3103-2	10-51
(A)10-23 -	Employee Invention and Confidentiality Agreement (Existing Executive) - Company's Schedule 14D-9, dated July 30, 1997	9
(A)10-24 -	Employee Invention and Confidentiality Agreement (Existing Executive) Amendment No. 1 - Company's Schedule 14D-9, dated July 30, 1997	10
(A)10-25 -	Deferred Compensation Plan for Salaried Employees - Company's 10-K for the year ended December 31, 1995 - File No. 1-3103-2	10-53
(A)10-26 -	Restricted Stock Plan - Energy East Corporation's 10-K for the year ended December 31, 1998 - File No. 1-14766	10-36
(A)10-27 -	2000 Stock Option Plan - Energy East Corporation's Form 10-Q for the quarter ended June 30, 2000 - File No. 1-14766	10-36
(A)10-28 -	2000 Stock Option Plan Amendment No. 1- Energy East Corporation's 10-K for the year ended December 31, 2000 - File No. 1-14766	10-25
(A)10-29 -	Award Agreement under the 2000 Stock Option Plan - Energy East Corporation's Form 10-Q for the quarter ended June 30, 2000 - File No. 1-14766	10-37
(A)10-30 -	Award Agreement (February 2001) under the 2000 Stock Option Plan - Energy East Corporation's Form 10-K for the year ended December 31, 2000 - File No. 1-14766	10-27

_____________________________
(A)  Management contract or compensatory plan or arrangement.

The company agrees to furnish to the Commission, upon request, a copy of the Revolving Credit Agreement dated as of July 31, 1992, as amended, between the company, The Chase Manhattan Bank, as Agent, and certain banks; a copy of the Participation Agreements dated as of June 1, 1987 and December 1, 1988 between the company and New York State Energy Research and Development Authority (NYSERDA) relating to Adjustable Rate Pollution Control Revenue Bonds (1987 Series A), and (1988 Series A), respectively; a copy of the Participation Agreements dated as of March 1, 1985, October 15, 1985, and December 1, 1985 between the company and NYSERDA relating to Annual Tender Pollution Control Revenue Bonds (1985 Series A), (1985 Series B), and (1985 Series D), respectively, a copy of the Participation Agreements dated as of February 1, 1993, February 1, 1994, June 1, 1994, October 1, 1994 and December 1, 1994 between the company and NYSERDA relating to Pollution Control Refunding Revenue Bonds (1994 Series A), (1994 Series B), (1994 Series C), (1994 Series D), and (1994 Series E), respectively; a copy of the Participation Agreement dated as of December 1, 1993 between the company and NYSERDA relating to Solid Waste Disposal Revenue Bonds (1993 Series A); and a copy of the Participation Agreement dated as of December 1, 1994 between the company and the Indiana County Industrial Development Authority relating to Pollution Control Refunding Revenue Bonds (1994 Series A). The total amount of securities authorized under each of such agreements does not exceed 10% of the total assets of the company.

(b) Reports on Form 8-K

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK STATE ELECTRIC & GAS CORPORATION
Date: March 26, 2001	By /s/Sherwood J. Rafferty Sherwood J. Rafferty Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER
Date: March 26, 2001	By /s/Ralph R. Tedesco Ralph R. Tedesco President, Chief Operating Officer and Director

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER
Date: March 26, 2001	By /s/Sherwood J. Rafferty Sherwood J. Rafferty Senior Vice President and Chief Financial Officer

Signatures (Cont'd)

Date: March 26, 2001	By /s/Michael I. German Michael I. German Director

Date: March 26, 2001	By /s/Kenneth M. Jasinski Kenneth M. Jasinski Director

Date: March 26, 2001	By /s/Wesley W. von Schack Wesley W. von Schack Director

EXHIBIT INDEX
*3-1 -	Restated Certificate of Incorporation of the Company pursuant to Section 807 of the Business Corporation Law filed in the Office of the Secretary of State of the State of New York on October 25, 1988.
*3-2 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 17, 1989.
*3-3 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on May 22, 1990.
*3-4 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 31, 1990.
*3-5 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on February 6, 1991.
*3-6 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 15, 1991.
*3-7 -	Certificate of Merger of Columbia Gas of New York, Inc. into the Company filed in the Office of the Secretary of State of the State of New York on April 8, 1991.
*3-8 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on May 28, 1992.
*3-9 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 20, 1992.
*3-10 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on October 14, 1993.
*3-11 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 10, 1993.
*3-12 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 20, 1993.
*3-13 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on December 20, 1993.
*3-14 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on September 6, 2000.
*3-15 -

Certificates of the Secretary of the Company concerning consents dated March 20, 1957, May 9, 1975, and April 1, 1999, of holders of Serial Preferred Stock with respect to issuance of certain unsecured indebtedness.

*3-16 -	By-Laws of the Company as amended August 29, 2000.
*4-1 -

First Mortgage dated as of July 1, 1921 executed by the Company under its then name of "New York State Gas and Electric Corporation" to The Equitable Trust Company of New York, as Trustee (The Chase Manhattan Bank is Successor Trustee).

Supplemental Indentures to First Mortgage dated as of July 1, 1921:
*4-2 -	No. 37	*4-6 -	No. 75	*4-10 -	No. 106
*4-3 -	No. 39	*4-7 -	No. 103	*4-11 -	No. 107
*4-4 -	No. 43	*4-8 -	No. 104	*4-12 -	No. 108
*4-5 -	No. 51	*4-9 -	No. 105	*4-13 -	No. 109

EXHIBIT INDEX (Cont'd)
*10-1 -	Agreement between New York Independent System Operator and Transmission Owners, dated as of December 2, 1999.
*10-2 -	Independent System Operator Agreement, dated as of December 2, 1999.
*10-3 -	Basic Agreement dated as of September 22, 1975 between the Company and others concerning Nine Mile Point Nuclear Station, Unit No. 2.
*10-4 -	Nine Mile Point Nuclear Station Unit 2 Operating Agreement effective as of January 1, 1993 among the Company and others.
10-5 -

Asset Purchase Agreement by and among Niagara Mohawk Power Corporation, the Company, Rochester Gas & Electric Corporation, Central Hudson Gas & Electric Corporation and Constellation Energy Group, Inc. and Constellation Nuclear, LLC dated as of December 11, 2000.

*(A)10-6 -	Amended and Restated Supplemental Executive Retirement Plan.
*(A)10-7 -	Energy East Corporation's Annual Executive Incentive Plan.
*(A)10-8 -	Energy East Corporation's Annual Executive Incentive Plan Amendment No. 1.
*(A)10-9 -	Amended and Restated Long-Term Executive Incentive Share Plan.
*(A)10-10 -	Long-Term Executive Incentive Share Plan Amendment No. 1.
*(A)10-11 -	Long-Term Executive Incentive Share Plan Amendment No. 2.
(A)10-12 -	Long-Term Executive Incentive Share Plan Amendment No. 3.
*(A)10-13 -	Long-Term Executive Incentive Share Plan Deferred Compensation Agreement.
*(A)10-14 -	Form of Severance Agreement for Senior Vice Presidents.
*(A)10-15 -	Form of Severance Agreement for Senior Vice Presidents Amendment No. 1.
*(A)10-16 -	Form of Severance Agreement for Senior Vice Presidents Amendment No. 2.
*(A)10-17 -	Form of Severance Agreement for Senior Vice Presidents Amendment No. 3.
*(A)10-18 -	Form of Severance Agreement for Vice Presidents.
*(A)10-19 -	Form of Severance Agreement for Vice Presidents Amendment No. 1.
*(A)10-20 -	Form of Severance Agreement for Vice Presidents Amendment No. 2.
*(A)10-21 -	Form of Severance Agreement for Vice Presidents Amendment No. 3.
*(A)10-22 -	Form of Amendment to the Company's Severance Agreements.
*(A)10-23 -	Employee Invention and Confidentiality Agreement (Existing Executive).
*(A)10-24 -	Employee Invention and Confidentiality Agreement (Existing Executive) Amendment No. 1.
*(A)10-25 -	Deferred Compensation Plan for Salaried Employees.
*(A)10-26 -	Restricted Stock Plan.
*(A)10-27 -	2000 Stock Option Plan.
*(A)10-28 -	2000 Stock Option Plan Amendment No. 1.
*(A)10-29 -	Award Agreement under the 2000 Stock Option Plan.
*(A)10-30 -	Award Agreement (February 2001) under the 2000 Stock Option Plan.
23 -	Consent of PricewaterhouseCoopers LLP to incorporation by reference into certain registration statements.
99-1 -	Information regarding directors, Section 16(a) compliance, executive compensation, employment, change in control and other arrangements, and security ownership of management.
99-2 -

Information from Energy East Corporation's Proxy Statement, which will be filed with the Commission on or before April 30, 2001, under the captions "Security Ownership of Management," "Executive Compensation," "Employment, Change in Control and Other Arrangements" and "Directors' Compensation."

_____________________________
 *   Incorporated by reference.
(A)  Management contract or compensatory plan or arrangement.