Form 10-Q
period 2002-06-30
NEW YORK STATE ELECTRIC & GAS CORP; CENTRAL MAINE POWER CO; ENERGY EAST CORP; ROCHESTER GAS & ELECTRIC CORP
filed 2002-08-13
CIK 71675, 18675, 1046861, 84557

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the quarterly period ended  June 30, 2002

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the transition period from             to
Commission file number	Exact name of Registrant as specified in its charter, State of incorporation, Address and Telephone number	IRS Employer Identification No.
1-14766	Energy East Corporation (A New York Corporation) P. O. Box 12904 Albany, New York 12212-2904 (518) 434-3049	14-1798693
1-5139	Central Maine Power Company (A Maine Corporation) 83 Edison Drive Augusta, Maine 04336 (207) 623-3521	01-0042740
1-3103-2	New York State Electric & Gas Corporation (A New York Corporation) P. O. Box 3287 Ithaca, New York 14852-3287 (607) 347-4131	15-0398550
1-672	Rochester Gas and Electric Corporation (A New York Corporation) 89 East Avenue Rochester, New York 14649 (585) 546-2700	16-0612110

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X      No

As of July 31, 2002, shares of common stock outstanding for each registrant were:
Registrant	Description	Shares
Energy East Corporation	Par value $.01 per share	144,513,608
Central Maine Power Company	Par value $5 per share	31,211,471 (1)
New York State Electric & Gas Corporation	Par value $6.66 2/3 per share	64,508,477 (2)
Rochester Gas and Electric Corporation	Par value $5 per share	34,506,513 (2)

(1) All shares are owned by CMP Group, Inc., a wholly-owned subsidiary of Energy East Corporation.
(2) All shares are owned by RGS Energy Group, Inc., a wholly-owned subsidiary of Energy East Corporation

This combined Form 10-Q is separately filed by Energy East Corporation, Central Maine Power Company, New York State Electric & Gas Corporation and Rochester Gas and Electric Corporation. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.
Item	TABLE OF CONTENTS	Page
PART I - FINANCIAL INFORMATION
1 2	Financial Statements Management's Discussion and Analysis of Financial Condition and Results of Operations

Energy East Corporation
  Consolidated Statements of Income
  Consolidated Balance Sheets
  Consolidated Statements of Cash Flows
  Consolidated Statements of Retained Earnings
  Consolidated Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

1 2 4 5 5 6 12

Central Maine Power Company
  Consolidated Statements of Income
  Consolidated Balance Sheets
  Consolidated Statements of Cash Flows
  Consolidated Statements of Retained Earnings
  Consolidated Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

15 16 18 19 19 20 21

New York State Electric & Gas Corporation
  Statements of Income
  Balance Sheets
  Statements of Cash Flows
  Statements of Retained Earnings
  Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

23 24 26 27 27 28 29

Rochester Gas and Electric Corporation
  Statements of Income
  Balance Sheets
  Statements of Cash Flows
  Statements of Retained Earnings
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

31 32 34 35 36 37
	Notes to Financial Statements Forward-looking Statements	39 48

Item	TABLE OF CONTENTS - continued	Page
3	Quantitative and Qualitative Disclosures About Market Risk	49
	PART II - OTHER INFORMATION
4	Submission of Matters to a Vote of Security Holders	50
6	Exhibits and Reports on Form 8-K (a) Exhibits (b) Reports on Form 8-K	50 50
Signatures		51
Exhibit Index		52

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy East Corporation
Consolidated Statements of Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2002	2001	2002	2001
(Thousands, except per share amounts)
Operating Revenues
Sales and services	$714,874	$849,010	$1,743,452	$2,120,148
Operating Expenses
Electricity purchased and fuel used in generation	284,778	339,469	590,731	692,097
Natural gas purchased	87,942	144,688	297,672	514,159
Other operating expenses	139,451	145,050	281,903	285,788
Maintenance	31,097	32,441	65,921	68,454
Depreciation and amortization	47,670	51,173	93,813	102,513
Other taxes	42,460	46,028	93,066	104,448
Total Operating Expenses	633,398	758,849	1,423,106	1,767,459
Operating Income	81,476	90,161	320,346	352,689
Writedown of Investment	2,094	-	12,209	-
Other (Income)	(6,107)	(11,228)	(13,276)	(14,509)
Other Deductions	19,582	906	21,318	5,433
Interest Charges, Net	51,726	56,629	107,636	112,254
Preferred Stock Dividends of Subsidiaries	7,670	477	15,262	955
Income Before Income Taxes	6,511	43,377	177,197	248,556
Income Taxes	1,188	16,803	66,304	106,381
Net Income	$5,323	$26,574	$110,893	$142,175
Earnings Per Share, basic and diluted	$.05	$.23	$.95	$1.22
Dividends Paid Per Share	$.24	$.23	$.48	$.46
Average Common Shares Outstanding	117,820	116,399	117,273	116,890

The notes on pages 39 through 48 are an integral part of the financial statements.

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	June 30, 2002	Dec. 31, 2001
(Thousands)
Assets
Current Assets
Cash and cash equivalents	$935,990	$437,014
Special deposits	6,607	1,555
Accounts receivable, net	606,814	563,796
Note receivable	627	12,126
Fuel, at average cost	94,870	92,234
Materials and supplies, at average cost	29,156	21,466
Accumulated deferred income tax benefits, net	9,285	4,170
Prepayments and other current assets	75,127	42,475
Total Current Assets	1,758,476	1,174,836
Utility Plant, at Original Cost
Electric	5,748,785	3,874,972
Natural gas	2,300,862	1,771,636
Common	342,898	213,362
	8,392,545	5,859,970
Less accumulated depreciation	3,786,029	2,270,516
Net Utility Plant in Service	4,606,516	3,589,454
Construction work in progress	187,797	36,978
Total Utility Plant	4,794,313	3,626,432
Other Property and Investments, Net	458,307	216,556
Regulatory and Other Assets
Regulatory assets
Nuclear plant costs	501,604	199,797
Unfunded future income taxes	220,058	164,657
Unamortized loss on debt reacquisitions	43,842	53,965
Demand-side management program costs	10,799	18,137
Environmental remediation costs	90,338	85,835
Other	461,491	248,738
Total regulatory assets	1,328,132	771,129
Other assets
Goodwill, net	1,531,576	897,807
Prepaid pension benefits	558,513	435,901
Other	173,516	146,571
Total other assets	2,263,605	1,480,279
Total Regulatory and Other Assets	3,591,737	2,251,408
Total Assets	$10,602,833	$7,269,232

The notes on pages 39 through 48 are an integral part of the financial statements.

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	June 30, 2002	Dec. 31, 2001
(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$196,822	$225,678
Notes payable	54,699	173,383
Accounts payable and accrued liabilities	286,990	224,150
Interest accrued	44,926	36,183
Taxes accrued	87,541	7,020
Other	931,617	142,926
Total Current Liabilities	1,602,595	809,340
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	179,082	157,196
Gain on sale of generation assets	170,952	251,254
Pension benefits	117,861	52,642
Other	94,570	68,879
Total regulatory liabilities	562,465	529,971
Other liabilities
Deferred income taxes	725,985	461,600
Nuclear plant obligations	276,819	199,797
Other postretirement benefits	383,600	282,791
Environmental remediation costs	119,343	102,930
Other	313,039	241,975
Total other liabilities	1,818,786	1,289,093
Total Regulatory and Other Liabilities	2,381,251	1,819,064
Long-term debt	3,691,362	2,471,278
Total Liabilities	7,675,208	5,099,682
Commitments	-	-

Preferred Stock of Subsidiaries
 Company-obligated mandatorily redeemable trust preferred
   securities of subsidiary holding solely parent debentures
 Preferred stock redeemable solely at the option of subsidiaries
Preferred Stock subject to mandatory redemption requirements

	345,000 90,464 25,000	345,000 43,373 -
Common Stock Equity Common stock	1,456	1,182
Capital in excess of par value	1,451,267	842,989
Retained earnings	1,053,142	998,281
Accumulated other comprehensive income (loss)	(9,390)	(22,335)
Treasury stock, at cost	(29,314)	(38,940)
Total Common Stock Equity	2,467,161	1,781,177
Total Liabilities and Stockholders' Equity	$10,602,833	$7,269,232

The notes on pages 39 through 48 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Cash Flows - (Unaudited)
Six Months Ended June 30	2002	2001
(Thousands)
Operating Activities
Net income	$110,893	$142,175
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	93,813	102,513
Income taxes and investment tax credits deferred, net	6,254	4,599
Pension income	(33,525)	(35,519)
Writedown of investment	12,209	-
Changes in current operating assets and liabilities
Accounts receivable	99,796	124,705
Inventory	21,730	(1,416)
Prepayments and other current assets	10,347	23,654
Accounts payable and accrued liabilities	(33,675)	(104,822)
Interest accrued	(2,527)	608
Taxes accrued	62,006	17,064
Other current liabilities	(22,951)	(77,349)
Other assets	71,216	7,612
Other liabilities	(26,160)	(6,730)
Net Cash Provided by Operating Activities	369,426	197,094
Investing Activities
Cash acquired in acquisition	72,085	-
Utility plant additions	(73,664)	(76,101)
Contributions in aid of construction	1,401	924
Note receivable, sale of generation assets	59,442	-
Proceeds from sale of utility plant	5,402	335
Other property and investment sources	7,690	10,461
Other property and investment uses	(8,458)	(31,045)
Special deposits	(5,044)	21,016
Net Cash Provided by (Used in) Investing Activities	58,854	(74,410)
Financing Activities
Issuance of common stock	7,705	-
Repurchase of common stock	(1,749)	(24,117)
Repayments of first mortgage bonds and preferred stock of subsidiaries, including net premiums	(177,908)	(965)
Long-term note issuances	475,000	35,000
Long-term note retirements	(57,637)	(4,179)
Notes payable - three months or less, net	(108,683)	(33,300)
Notes payable issuances	-	17,725
Notes payable repayments	(10,000)	(43,643)
Dividends on common stock	(56,032)	(53,780)
Net Cash Provided by (Used in) Financing Activities	70,696	(107,259)
Net Increase in Cash and Cash Equivalents	498,976	15,425
Cash and Cash Equivalents, Beginning of Period	437,014	143,626
Cash and Cash Equivalents, End of Period	$935,990	$159,051

The notes on pages 39 through 48 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Retained Earnings - (Unaudited)
Six Months Ended June 30	2002	2001
(Thousands)
Balance, Beginning of Period	$998,281	$918,016

Add net income	110,893	142,175

Deduct dividends on common stock	56,032	53,780

Balance, End of Period	$1,053,142	$1,006,411

The notes on pages 39 through 48 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Comprehensive Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2002	2001	2002	2001
(Thousands)
Net income	$5,323	$26,574	$110,893	$142,175
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	-	86	-	86
Net unrealized (loss) gain on investments	(2,147)	5,798	(8,572)	1,208
Reclassification adjustment for losses included in net income	1,222	-	7,122	-
Minimum pension liability adjustment	-	50	-	50
Unrealized gains (losses) on derivatives qualified as hedges
Unrealized gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle	-	-	-	58,250
Unrealized (losses) gains on derivatives qualified as hedges	(16,889)	(51,733)	3,326	(66,142)
Reclassification adjustment for losses (gains) included in net income	574	(2,933)	11,069	(13,968)
Net unrealized (losses) gains on derivatives qualified as hedges	(16,315)	(54,666)	14,395	(21,860)
Total other comprehensive income (loss)	(17,240)	(48,732)	12,945	(20,516)
Comprehensive Income (Loss)	$(11,917)	$(22,158)	$123,838	$121,659

The notes on pages 39 through 48 are an integral part of the financial statements.

Item 2.  Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

(a) Liquidity and Capital Resources

Energy East Corporation and RGS Energy Merger

On June 28, 2002, Energy East Corporation (Energy East or the company) completed its merger with RGS Energy Group, Inc. The transaction had an equity market value of approximately $1.4 billion. Under the merger agreement 45% of the common stock of RGS Energy (15.6 million shares) was converted into 27.5 million shares of Energy East common stock, and 55% of the common stock of RGS Energy was exchanged for $753 million in cash, which was $39.50 per RGS Energy share. Energy East assumed approximately $932 million of RGS Energy long-term debt. The RGS Energy acquisition was accounted for using the purchase method. Energy East's consolidated balance sheet includes RGS Energy's consolidated balance sheet at June 30, 2002, and Energy East's consolidated statement of income will include RGS Energy's results of operations beginning with July 2002. (See Item 1 - Note 2 to Energy East's Consolidated Financial Statements.)

In connection with Energy East's merger with RGS Energy, New York State Electric & Gas Corporation (NYSEG) became a wholly-owned subsidiary of RGS Energy.

Electric Delivery Business

Sale of CMP Interest in Vermont Yankee: On August 15, 2001, Vermont Yankee Nuclear Power Corporation reached an agreement to sell the Vermont Yankee nuclear power plant to Entergy Corporation. Central Maine Power Company (CMP) has a 4% ownership interest in Vermont Yankee. The transaction includes a power purchase agreement that calls for Entergy to provide all of the plant's electricity to the sellers through 2012, the year the operating license for the plant expires. The sale received all required regulatory approvals and was completed on July 31, 2002. Any benefits realized from this transaction will reduce customers' future obligations for stranded costs.

CMP no longer owns any generating assets other than power entitlements under long-term contracts from nonutility generators (NUGs) and Vermont Yankee and its ownership interests in three nuclear facilities that have been shut down. CMP's retail electricity prices are set to provide recovery of the costs associated with these ongoing obligations. CMP's revenues and purchased power costs will fluctuate as its status as a standard-offer provider changes. There is no effect on net income, however, because CMP is ensured cost recovery for its standard-offer obligations through Maine Law. (See Item 2(b) - Operating Results for the Electric Delivery Business.)

Regional Transmission Organization: In July 2001 the Federal Energy Regulatory Commission (FERC) issued an order requiring the New York Independent System Operator (NYISO) and neighboring New England and Mid-Atlantic independent system operators (ISOs) to negotiate to form a single Northeast Regional Transmission Organization (RTO). RTOs are similar to ISOs, but have more authority and cover broader geographic regions. The NYISO and other parties involved in negotiating the formation of the RTO participated in mediation facilitated by a FERC administrative law judge (ALJ) for 45 days, leading to a business plan detailing the process to develop a Northeast RTO. The business plan, coupled with an ALJ's report, have been

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

submitted to the FERC. The New England ISO and the NYISO entered into an agreement to consider forming a RTO, and PJM Interconnection, L.L.C. (PJM) entered into an agreement to form common market systems with the Midwest ISO. A FERC decision on the Northeast RTO is expected later this year.

NYSEG, CMP and Rochester Gas and Electric Corporation (RG&E) have consistently advocated the formation of a Northeast/Mid-Atlantic RTO, including PJM, or functionally combined markets throughout the Northeast because they believe that a larger wholesale power market is essential to facilitate greater liquidity and competition. A Northeast RTO may include one or more independent transmission companies which would be owned by participating transmission owners. The transmission companies would share RTO responsibilities with an independent market administrator and would focus on transmission investment opportunities, instead of energy, capacity and other generation-based markets.

In October 2001 FERC commenced a proceeding to consider national standard market design issues and on July 31, 2002, issued a Notice of Proposed Rulemaking (the SMD NOPR). The SMD NOPR proposes rules that would require, among other things, changes in the wholesale power markets, transmission planning services and charges, market power monitoring and mitigation, and the organization and structure of ISOs. Comments on the SMD NOPR are due in October 2002, and FERC is expected to issue a final rule this winter. The company is analyzing the SMD NOPR and plans to file comments. The proposals in the SMD NOPR include the adoption of an energy market based on locational marginal pricing (LMP), which represents a very significant change for some regions of the country. The NYISO already operates a market based on LMP, and ISO-New England is in the process of developing and implementing an LMP system. The company is unable to predict the ultimate effect, if any, of the expected RTO order and the SMD rulemaking on wholesale power markets and the company's transmission system.

Transmission Planning and Expansion: In June and July 2001 FERC issued orders that addressed a number of transmission planning and expansion issues that would directly affect CMP, NYSEG and RG&E as transmission owners. The FERC orders discussed giving exclusive responsibility for the transmission planning process to a Northeast RTO, rather than the transmission owners. The orders also discussed redefining the cost-sharing responsibilities of interconnecting generators for transmission expansion costs. On April 24, 2002, FERC issued a NOPR regarding generation interconnection terms, conditions and cost allocation. FERC is expected to issue a final rule later in 2002. The company is unable to predict the ultimate effect, if any, of the expected rulemaking on its transmission system.

Electric Transmission Rates: Rates charged for the use of the company's transmission system are subject to FERC approval. NYSEG filed a transmission rate case with the FERC in March 1997. Effective November 1997 NYSEG began charging its filed rate, which was accepted by the FERC subject to refund based on a FERC final order. In August 2000 the FERC issued an order in NYSEG's transmission rate case that increased NYSEG's transmission rates. The new rates, however, were lower than the rates in NYSEG's filed rate case, which it began collecting in November 1997 subject to refund. Therefore, NYSEG refunded $14 million, which included interest, to customers. In September 2000, NYSEG filed a petition for rehearing with the FERC that states why FERC inappropriately excluded certain expenses from its calculation. On July 2,

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

2002, the FERC issued an order denying NYSEG's request for rehearing. NYSEG filed in August 2002 a motion that it does not have to remove certain additional costs from its transmission revenue requirement for certain grandfathered pre-NYISO agreements. NYSEG is currently evaluating the order and any further refunds that may be required. Any additional refunds to customers would not be material to NYSEG's or the company's results of operations.

On June 28, 2002, CMP made its required annual informational filing with FERC updating its local transmission formula rates. Rates pursuant to this filing became effective June 1, 2002, and reflect actual cost and revenues from the 2001 calendar year. CMP's annual transmission revenue requirement increased by $ 0.6 million reflecting increased costs associated with transmission constraints during periods of high demand.

CMP Alternative Rate Plan: In September 2000 the MPUC approved CMP's Alternative Rate Plan (ARP 2000). ARP 2000 applies only to CMP's state jurisdictional distribution revenue requirement and excludes revenue requirements related to stranded costs and transmission services. Recovery of stranded costs, primarily over-market NUG contracts, has been provided for under Maine's Restructuring Law. ARP 2000 began January 1, 2001, and continues through December 31, 2007, with price changes, if any, occurring on July 1, in the years 2002 through 2007.

On June 25, 2002, the MPUC approved a Stipulation allowing CMP's distribution prices to change effective beginning July 1, 2002. As a result, distribution rates for customers not subject to special contracts will decrease by 4.84%. The reduction reflects a decrease of 3.03% in distribution rates resulting from expiring amortizations and the application of a price cap mechanism, and an additional one-time decrease of 1.81% reflecting over-collections of certain costs, such as demand-side management, and insurance proceeds related to environmental remediation.

NYPSC-mandated Contracts with Customers: In March and April 2002 the New York State Public Service Commission (NYPSC) issued orders directing NYSEG to enter into long-term electric service contracts with two large industrial customers that contain unduly low and preferential rates. In April 2002 NYSEG petitioned for rehearing of these orders on the basis that each order, and each underlying contract, violates law, NYSEG's tariffs and NYPSC guidelines. In May 2002 the NYPSC denied NYSEG's petitions for rehearing. On July 24, 2002, NYSEG filed a petition with the New York State Supreme Court, Albany County, asking the court to overturn the NYPSC's orders directing NYSEG to enter into the long-term electric service contracts because the rates and the terms of those mandated contracts are unduly preferential and violate the law, NYSEG's tariffs and the NYPSC's guidelines. The proceeding is scheduled for argument before the court on September 13, 2002.

Lost revenues associated with these long-term electric service contracts are recovered through the asset sale gain account created by NYSEG's sale in 2001 of its interest in the Nine Mile Point 2 nuclear generating station (NMP2) and do not affect earnings. After giving effect to the amortization of the asset sale gain account to fund the first year of the electric rate reduction (See report on Form 10-K for Energy East and NYSEG for fiscal year ended December 31, 2001, Item 7 - Liquidity and Capital Resources, NYSEG Electric Rate Settlement), the remaining balance would be entirely consumed by discounts offered to these two large

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

industrial customers. NYSEG believes that the remaining balance should not be used for discounts provided to just two customers, but should be available to fund other economic development projects and for the recovery of uncontrollable costs.

RG&E 2002 Electric and Gas Rate Proposal: On February 15, 2002, RG&E filed a request with the NYPSC for new electric and natural gas rates to go into effect in January 2003. The filing included both a traditional single-year filing and a multi-year proposal. The single-year filing provides a basis to increase annual electric rates by $59 million, or 8.2%, and increase annual natural gas rates by about $19 million, or 6.6%. The multi-year proposal would freeze rates through the end of 2002 and set new unbundled rates for electric and natural gas delivery service in January 2003. This action did not result in a NYPSC order prior to June 30, 2002, the date through which RG&E's electric settlement applies. RG&E's current base rates for electric and natural gas service will likely remain in effect until a new order is issued by the NYPSC. RG&E, the Staff of the NYPSC and other parties have been engaged in settlement negotiations; but the outcome of such negotiations cannot be predicted. The proceedings are expected to be completed in March 2003. This extension is accompanied by a "make-whole" provision such that rates and any associated mechanisms would be adjusted to put RG&E and its customers in the same position they would have been had rates been allowed to go into effect as of January 14, 2003. (See RG&E's report on Form 10-K for the fiscal year ended December 31, 2001, Item 1, Regulatory Matters - 2002 Electric and Gas Rate Proposal.)

Ginna Relicensing: The Ginna Station operating license expires in 2009. On July 31, 2002 RG&E filed a license renewal application with the Nuclear Regulatory Commission (NRC), which, if approved, would extend the license through September 2029. An NRC decision on this matter is expected in 2005.

Natural Gas Delivery Business

RG&E Gas Supply Management Agreement: RG&E entered into a two-year supply portfolio management agreement, that began April 1, 2002, with Dynegy Marketing and Trade for Dynegy to assist RG&E in the cost-effective management of RG&E's firm contractual rights to natural gas supply, transportation and storage services. The agreement is designed to ensure that RG&E can reliably meet its customers' supply requirements while seeking to minimize the annual delivered cost of natural gas.

NYSEG Natural Gas Rate Filings: On October 19, 2001, NYSEG filed a natural gas rate case with the NYPSC. NYSEG proposed to unbundle delivery and gas supply charges, increase delivery rates by approximately $23 million, implement a gas adjustment clause, a weather normalization clause and a delivery adjustment clause, and continue the promotion of retail choice for all customers. The filing proposed to change the existing residential rate structure from fully bundled fixed sales service rates to fixed delivery rates and floating gas supply charges. Similarly, for nonresidential customers, delivery charges will be reset and fixed, while gas supply charges will float with market changes. NYSEG also proposed rate design changes by rate area and service class to more closely match NYSEG's cost to serve.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

NYSEG's natural gas business is currently operating under a four-year rate plan that ends September 30, 2002. Its natural gas prices have been frozen for six years. The filed plan would continue NYSEG's natural gas rate freeze for residential sales customers and provide pricing options for nonresidential customers. The requested increases would allow NYSEG to recover and earn a return on over $250 million in infrastructure improvements since 1995, and ensure the continued safety and reliability of its natural gas delivery system. The rate plan is premised on an 11.5% return on equity and a 48% equity ratio. The new rates are proposed to become retroactively effective October 2002. The proceeding is expected to be completed by November 2002.

On October 29, 2001, NYSEG filed a petition with the NYPSC for authorization to defer the difference between natural gas costs embedded in its residential gas sales rates and actual gas costs incurred for residential sales customers during the period November 1, 2001, through September 30, 2002. The petition was the result of sustained unanticipated high wholesale commodity costs. (See Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk.) The petition also addressed the direction NYSEG received to refund to natural gas customers approximately $1 million beginning January 1, 2002, representing the alleged overcollection of state taxes during calendar year 2000.

On May 14, 2002, NYSEG filed with the NYPSC a Joint Proposal, which was endorsed by NYPSC Staff, large customer groups and numerous gas marketers, that proposed to freeze delivery rates from July 1, 2002, through December 31, 2008, and implement a gas supply charge to collect the actual cost of gas. The Joint Proposal would resolve issues related to NYSEG's petition to defer the difference in natural gas costs referred to above. On June 19, 2002, the NYPSC remanded the case without decision to the Administrative Law Judge and directed him to initiate a process that would enable the NYPSC to decide the case by November 15, 2002, on the basis of a revised negotiated proposal and/or a litigated record.

Berkshire Gas Rate Increase: On July 17, 2001, Berkshire Gas Company, an indirect wholly-owned operating subsidiary of Energy East, filed a petition with the Massachusetts Department of Telecommunications and Energy (DTE) for a rate increase that would add about $5 million, or 9%, to Berkshire Gas' total annual revenues. On January 31, 2002, the DTE approved a rate increase of $2.3 million, or 4.5%, on total annual revenues. The DTE's approval included Berkshire's proposal for a 10-year incentive-based rate plan with a mid-period review after five years. After the initial rate increase, rates will be frozen until September 2004, at which time rates will be adjusted annually based on inflation less a 1% consumer dividend. The DTE also approved Berkshire's proposed rate design based on seasonal rates for residential and small commercial and industrial customers that are the same in the winter and summer. Berkshire's proposal for service quality enhancements will be addressed in another proceeding. The new rates became effective February 1, 2002. On February 20, 2002, Berkshire filed a motion for clarification and recalculation of certain items in the DTE's final decision. On May 8, 2002 the DTE issued an order on the motion for clarification and recalculation, which resulted in virtually no change to the approved rates of January 31, 2002.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Other Matters

Statement 145: The Financial Accounting Standards Board (FASB) issued in April 2002 Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrrections. Early application of the provisions of Statement 145 is encouraged and the company elected to do so in April 2002. The company now classifies the aggregate of gains and losses from the early extinguishment of debt as other income/deductions instead of as an extraordinary item on the income statement. The company will reclassify any such extraordinary items presented in prior periods. The remaining provisions of Statement 145 are not expected to have a material effect on the company's financial position or results of operations.

Statement 146: The FASB issued in June 2002 Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of Statement 146 will be effective for exit or disposal activities initiated after December 31, 2002. The company has not fully evaluated the effect that adopting Statement 146 will have on its results of operations or financial position.

Investing and Financing Activities

Investing Activities: Capital spending for the six months ended June 30, 2002, excluding the RGS Energy merger transaction, was $74 million. Capital spending including RGS Energy capital spending beginning with July 2002 is projected to be $294 million for 2002, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Financing Activities: During the six months ended June 30, 2002, the company repurchased 92,600 shares of its common stock, at an average price of $18.89 per share, and issued 372,790 shares, at an average price of $20.67 per share, through its Dividend Reinvestment and Stock Purchase Plan, substantially out of treasury stock.

The company and its subsidiaries have renewed credit agreements with certain banks that provide for borrowing up to $410 million as follows: $260 million for 364-day periods, which the company expects to renew annually, and $150 million for a three-year period.

In May 2001 the company filed a shelf registration statement with the SEC to sell up to $1 billion in an unspecified combination of debt and trust preferred securities, of which $5 million is currently available. The company used the majority of the net proceeds from this shelf registration to fund the cash portion of the consideration for the merger with RGS Energy. (See Energy East Corporation and RGS Energy Merger Agreement.) The company also used a portion of the proceeds for general corporate purposes, such as short-term debt reduction, repurchases of securities and to fund an equity contribution to NYSEG.

In June 2002, the company issued $400 million of 6.75% 10-year notes due June 2012 under the shelf registration statement mentioned above. The proceeds were used to help fund the RGS Energy merger. Through financial instruments entered into in August 2001, the company locked in the treasury rate component of this financing at an average rate of 5.05%.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

In July 2002 the company entered into a fixed-to-floating interest rate swap on the company's 5.75% notes due November 2006. The company receives a fixed rate of 5.75% and will pay a rate based on the six month London Interbank Offered Rate plus 1.565%, on a notional amount of $250 million through November 2006.

In July 2002 the company terminated a fixed-to-floating interest rate swap on the company's 8.05% notes due November 2010. The company received $16 million, the value of the swap on the date of termination, and will amortize that gain over the remaining life of the notes.

CMP issued the following Series E Medium Term Notes (MTN), the proceeds of which were used to repay $50 million of maturing medium-term notes, as well as short-term debt and for general corporate purposes:

  On May 22, 2002, $37.5 million of 6.50% Series E MTNs due May 2009.
  On May 28, 2002, $37.5 million of 6.65% Series E MTNs due May 2012.

In May 2002 NYSEG redeemed, at a premium, $150 million of 8 7/8% Series first mortgage bonds due November 1, 2021, and redeemed, at par, the remaining $21.34 million of two 9 7/8% Series first mortgage bonds due 2020. The redemptions were financed with internally generated cash and the proceeds from the promissory note for the sale of NMP2 prepaid by Constellation Nuclear. (See the company's Form 10-Q for the quarter ended March 31, 2002, Item 2(a) Liquidity and Capital Resources - Electric Delivery Business - Sale of Nine Mile Point 2). NYSEG incurred a $10 million reduction to earnings in the second quarter of 2002 as a result of these redemptions, but will save over $16 million each year in interest costs. (See Other Matters, Statement 145, above.)

Additional financing needed by NYSEG to repay $150 million of maturing 6 3/4% Series first mortgage bonds is expected to be completed in October 2002. Through financial instruments issued in June 2002, NYSEG has locked in the treasury rate component of that financing at an average rate of 4.186%.

(b) Results of Operations
Three months ended June 30 (Thousands, except per share amounts)	2002	2001	Change
Operating Revenues	$714,874	$849,010	(16%)
Operating Income	$81,476	$90,161	(10%)
Net Income	$5,323	$26,574	(80%)
Average Common Shares Outstanding	117,820	116,399	1%
Earnings Per Share, basic and diluted	$.05	$.23	(78%)
Dividends Paid Per Share	$.24	$.23	4%

Earnings for the quarter ended June 30, 2002, were 14 cents per share compared to 23 cents per share for the prior year quarter, excluding a loss of eight cents per share from NYSEG's early retirement of debt and a writedown of CMP Group, Inc.'s investment in NEON Communications, Inc. that reduced earnings by one cent per share. (See Note 2 and Note 9 to the company's consolidated Financial Statements.) The decrease is primarily the result of: 17 cents per share due to an electric price reduction for NYSEG effective March 1, 2002, four cents per share due to fewer wholesale electric sales at lower market prices and three cents per share for additional preferred stock dividends. Those decreases were partially offset by increases of six cents per

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

share for lower prices of natural gas purchases, three cents per share for an increase in natural gas and electric deliveries (primarily residential and commercial) due to cold spring weather, and five cents per share for the elimination of goodwill amortization in 2002.

Six months ended June 30 (Thousands, except per share amounts)	2002	2001	Change
Operating Revenues	$1,743,452	$2,120,148	(18%)
Operating Income	$320,346	$352,689	(9%)
Net Income	$110,893	$142,175	(22%)
Average Common Shares Outstanding	117,273	116,890	-
Earnings Per Share, basic and diluted	$.95	$1.22	(22%)
Dividends Paid Per Share	$.48	$.46	4%

Earnings per share for the six months decreased 13 cents compared to the prior year period, excluding a loss of eight cents per share from NYSEG's early retirement of debt and the combined first and second quarter 2002 writedowns of CMP Group, Inc.'s investment in NEON Communications, Inc. that reduced earnings per share by six cents. (See Note 2 and Note 9 to the company's consolidated Financial Statements.) The decrease is primarily the result of: 19 cents per share due to an electric price reduction for NYSEG effective March 1, 2002, 11 cents per share due to fewer wholesale electric sales at lower market prices, six cents per share because of a reduction in electric and natural gas retail deliveries due to mild winter weather and seven cents per share for additional preferred stock dividends. Those decreases were partially offset by increases of 11 cents per share for lower costs of natural gas purchases, 11 cents per share for the elimination of goodwill amortization in 2002 and six cents per share because of decreases in other taxes.

Operating Results for the Electric Delivery Business
Three months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	5,316	5,501	(3%)
Operating Revenues	$504,364	$592,781	(15%)
Operating Expenses	$437,334	$492,260	(11%)
Operating Income	$67,030	$100,521	(33%)

The $88 million decrease in operating revenues for the quarter is primarily the result of CMP not being the standard-offer provider for the supply of electricity effective in March 2002, which reduced revenues by $42 million; a price reduction for NYSEG, effective March 1, 2002, of $33 million; and lower wholesale revenues of $15 million primarily due to lower market prices for electricity.

Operating expenses decreased $55 million for the quarter primarily due to a $42 million decrease in electricity purchased because CMP is no longer the standard-offer provider for the supply of electricity, $12 million primarily due to fewer electricity purchases as a result of lower industrial sales and $2 million due to the elimination of goodwill amortization.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation
Six months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	11,296	11,705	(3%)
Operating Revenues	$1,135,404	$1,280,787	(11%)
Operating Expenses	$905,289	$991,128	(9%)
Operating Income	$230,115	$289,659	(21%)

The $145 million decrease in operating revenues for the six months is primarily the result of CMP not being the standard-offer provider for the supply of electricity effective in March 2002, which reduced revenues by $69 million; a price reduction for NYSEG, effective March 1, 2002, of $37 million; and lower wholesale revenues of $32 million primarily due to lower market prices for electricity.

Operating expenses decreased $86 million for the six months primarily due to a $69 million decrease in electricity purchased because CMP is no longer the standard-offer provider for the supply of electricity, $18 million primarily due to fewer electricity purchases as a result of lower industrial sales and $4 million due to the elimination of goodwill amortization.

Operating Results for the Natural Gas Delivery Business
Three months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	30,352	26,422	15%
Operating Revenues	$165,087	$181,610	(9%)
Operating Expenses	$149,124	$184,875	(19%)
Operating Income	$15,963	$(3,265)	n/a

The $17 million decrease in operating revenues for the three months is primarily the result of a $31 million decrease because of lower market prices of gas that are passed on to customers, partially offset by a $15 million increase for higher retail deliveries because of colder weather.

Operating expenses decreased $36 million for the quarter primarily due to a $42 million decrease in purchased gas costs caused by lower market prices and a $4 million decrease because of the elimination of goodwill, partially offset by increased purchases for higher retail deliveries of $11 million.
Six months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	86,459	81,938	6%
Operating Revenues	$510,055	$694,823	(27%)
Operating Expenses	$413,402	$615,735	(33%)
Operating Income	$96,653	$79,088	22%

The $185 million decrease in operating revenues for the six months is primarily the result of a $128 million decrease because of lower market prices of gas that are passed on to customers, and decreased deliveries because of mild winter weather of $65 million.

Operating expenses decreased $202 million for the six months primarily due to a $155 million decrease in purchased gas costs caused by lower market prices, reduced purchases of gas due to lower deliveries of $35 million and an $8 million decrease because of the elimination of goodwill.

Item 1.  Financial Statements

Central Maine Power Company
Consolidated Statements of Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2002	2001	2002	2001
(Thousands)
Operating Revenues
Sales and services	$139,208	$192,472	$339,822	$422,632
Operating Expenses
Electricity purchased and fuel used in generation	60,727	115,358	145,417	233,660
Other operating expenses	43,029	43,361	89,161	85,539
Maintenance	9,644	9,233	20,157	20,748
Depreciation and amortization	10,079	9,095	18,933	18,240
Other taxes	5,681	4,912	11,161	9,978
Total Operating Expenses	129,160	181,959	284,829	368,165
Operating Income	10,048	10,513	54,993	54,467
Other (Income)	(1,073)	(2,291)	(2,651)	(3,131)
Other Deductions	372	487	801	1,048
Interest Charges, Net	6,857	6,565	14,941	13,065
Income Before Income Taxes	3,892	5,752	41,902	43,485
Income Taxes (Benefit)	(1,401)	1,977	13,327	17,465
Net Income	5,293	3,775	28,575	26,020
Preferred Stock Dividends	361	361	721	721
Earnings Available for Common Stock	$4,932	$3,414	$27,854	$25,299

The notes on pages 39 through 48 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	June 30, 2002	Dec. 31, 2001
(Thousands)
Assets
Current Assets
Cash and cash equivalents	$10,100	$20,777
Accounts receivable, net	106,134	123,615
Materials and supplies, at average cost	8,718	9,018
Accumulated deferred income tax benefits, net	-	74
Prepayments and other current assets	4,863	10,439
Total Current Assets	129,815	163,923
Utility Plant, at Original Cost
Electric	1,321,150	1,312,778
Less accumulated depreciation	501,881	488,159
Net Utility Plant in Service	819,269	824,619
Construction work in progress	2,741	5,546
Total Utility Plant	822,010	830,165
Other Property	5,855	5,988
Investment in Associated Companies, at Equity	29,760	29,868
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	174,955	199,797
Unfunded future income taxes	94,156	90,471
Unamortized loss on debt reacquisitions	10,306	11,006
Demand-side management program costs	10,799	14,054
Environmental remediation costs	5,000	6,075
Other	80,548	139,987
Total regulatory assets	375,764	461,390
Other assets
Goodwill, net	325,174	325,174
Prepaid pension benefits	26,851	29,886
Other	16,681	19,406
Total other assets	368,706	374,466
Total Regulatory and Other Assets	744,470	835,856
Total Assets	$1,731,910	$1,865,800

The notes on pages 39 through 48 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	June 30, 2002	Dec. 31, 2001
(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$13,069	$52,959
Notes payable	16,500	46,500
Accounts payable and accrued liabilities	40,461	64,104
Interest accrued	4,378	5,181
Taxes accrued	3,525	-
Other	43,042	40,206
Total Current Liabilities	120,975	208,950
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	91,677	92,630
Gain on sale of generation assets	127,671	190,779
Pension benefits	7,053	7,355
Other	7,866	21,840
Total regulatory liabilities	234,267	312,604
Other liabilities
Deferred income taxes	30,665	17,385
Nuclear plant obligations	174,955	199,797
Other postretirement benefits	69,292	66,801
Environmental remediation costs	2,773	2,790
Other	101,017	119,575
Total other liabilities	378,702	406,348
Total Regulatory and Other Liabilities	612,969	718,952
Long-term debt	298,366	235,133
Total Liabilities	1,032,310	1,163,035
Commitments	-	-
Preferred Stock Preferred stock	35,571	35,571
Capital in excess of par value	(3,222)	(3,316)
Common Stock Equity Common stock	156,057	162,213
Capital in excess of par value	485,297	498,141
Retained earnings	28,045	31,304
Accumulated other comprehensive income (loss)	(2,148)	(2,148)
Treasury stock, at cost	-	(19,000)
Total Common Stock Equity	667,251	670,510
Total Liabilities and Stockholder's Equity	$1,731,910	$1,865,800

The notes on pages 39 through 48 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Cash Flows - (Unaudited)
Six Months Ended June 30	2002	2001
(Thousands)
Operating Activities
Net income	$28,575	$26,020
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,933	18,240
Income taxes and investment tax credits deferred, net	8,717	8,677
Pension income	3,035	(200)
Changes in current operating assets and liabilities
Accounts receivable	17,481	18,297
Inventory	300	(296)
Prepayments and other current assets	5,576	1,693
Accounts payable and accrued liabilities	(23,643)	(1,874)
Interest accrued	(803)	(274)
Taxes accrued	3,525	-
Other current liabilities	2,836	(12,882)
Other assets	19,123	(3,722)
Other liabilities	(36,169)	(2,513)
Net Cash Provided by Operating Activities	47,486	51,166
Investing Activities
Utility plant additions	(19,928)	(22,692)
Other property and investment uses	(35)	(4)
Other property and investment sources	112	-
Net Cash Used in Investing Activities	(19,851)	(22,696)
Financing Activities
Long-term note issuances	75,000	35,000
Long-term note repayments	(51,478)	(1,477)
Notes payable - three months or less, net	(30,000)	(22,500)
Dividends on common and preferred stock	(31,834)	(45,706)
Net Cash Used in Financing Activities	(38,312)	(34,683)
Net (Decrease) Increase in Cash and Cash Equivalents	(10,677)	(6,213)
Cash and Cash Equivalents, Beginning of Period	20,777	17,933
Cash and Cash Equivalents, End of Period	$10,100	$11,720

The notes on pages 39 through 48 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Retained Earnings - (Unaudited)
Six Months Ended June 30	2002	2001
(Thousands)
Balance, Beginning of Period	$31,304	$23,291
Add net income	28,575	26,020
	59,879	49,311
Deduct Dividends on Capital Stock
Preferred	721	721
Common	31,113	44,985
	31,834	45,706
Balance, End of Period	$28,045	$3,605

The notes on pages 39 through 48 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Comprehensive Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2002	2001	2002	2001
(Thousands)
Net income	$5,293	$3,775	$28,575	$26,020
Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on investments	-	(91)	-	184
Total other comprehensive income (loss)	-	(91)	-	184
Comprehensive Income	$5,293	$3,684	$28,575	$26,204

The notes on pages 39 through 48 are an integral part of the financial statements.

Item 2.  Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company

  Liquidity and Capital Resources

Electric Delivery Business

Sale of CMP Interest in Vermont Yankee: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Regional Transmission Organization: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Transmission Planning and Expansion: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Electric Transmission Rates: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

CMP Alternative Rate Plan: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Other Matters

Statement 145: See Energy East Corporation's Item 2(a), Other Matters, for the discussion of this item.

Investing and Financing Activities

Investing Activities: Capital spending for the six months ended June 30, 2002, was $20 million. Capital spending is projected to be $41 million in 2002 and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of electric delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Financing Activities: In January 2002 CMP cancelled its shares of treasury stock, which had a carrying value of $19 million, and restored the shares to the status of authorized but unissued shares of common stock of the corporation.

CMP issued the following Series E Medium Term Notes (MTN), the proceeds of which were used to repay $50 million of maturing medium-term notes, as well as short-term debt and for general corporate purposes:

  On May 22, 2002, $37.5 million of 6.50% Series E MTNs due May 2009.
  On May 28, 2002, $37.5 million of 6.65% Series E MTNs due May 2012.

Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company
  Results of Operations
Three months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	1,991	2,221	(10%)
Operating Revenues	$139,208	$192,472	(28%)
Operating Expenses	$129,160	$181,959	(29%)
Operating Income	$10,048	$10,513	(4%)
Earnings Available for Common Stock	$4,932	$3,414	44%

Earnings for the quarter increased approximately $2 million, primarily due to the elimination of goodwill amortization in 2002.

The $53 million decrease in operating revenues for the quarter is primarily the result of CMP not being the standard-offer provider for the supply of electricity effective in March 2002, which reduced revenues by $42 million. Operating expenses also decreased $53 million for the quarter, primarily due to a $42 million decrease in electricity purchased as a result of CMP not being the standard-offer provider for the supply of electricity effective in March 2002 and a $12 million decrease due to fewer electricity purchases as a result of lower industrial sales. Operating expenses also decreased $2 million due to the elimination of goodwill amortization in 2002.

Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company
Six months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	4,235	4,639	(9%)
Operating Revenues	$339,822	$422,632	(20%)
Operating Expenses	$284,829	$368,165	(23%)
Operating Income	$54,993	$54,467	1%
Earnings Available for Common Stock	$27,854	$25,299	10%

Earnings for the six months increased approximately $3 million, primarily due to the elimination of goodwill amortization in 2002.

The $83 million decrease in operating revenues for the six months is primarily the result of CMP not being the standard-offer provider for the supply of electricity effective in March 2002, which reduced revenues $69 million, and a $19 million decrease primarily due to lower industrial sales. Operating expenses also decreased $83 million for the six months, primarily due to an $88 million decrease in electricity purchased, $69 million as a result of CMP no longer being the standard-offer provider for the supply of electricity effective in March 2002 and $18 million primarily due to fewer purchases as a result of lower industrial sales. Operating expenses also decreased $4 million due to the elimination of goodwill amortization in 2002.

Item 1.  Financial Statements

New York State Electric & Gas Corporation
Statements of Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2002	2001	2002	2001
(Thousands)
Operating Revenues
Electric	$365,098	$400,220	$795,472	$857,982
Natural gas	60,347	55,320	187,227	223,019
Total Operating Revenues	425,445	455,540	982,699	1,081,001
Operating Expenses
Electricity purchased and fuel used in generation	205,534	193,796	413,251	395,316
Natural gas purchased	32,759	39,907	109,675	162,516
Other operating expenses	55,411	61,882	108,121	116,796
Maintenance	18,070	19,811	39,019	40,873
Depreciation and amortization	24,560	25,791	48,992	51,128
Other taxes	27,592	31,034	59,190	65,903
Total Operating Expenses	363,926	372,221	778,248	832,532
Operating Income	61,519	83,319	204,451	248,469
Other (Income)	(1,778)	(1,220)	(2,566)	(2,005)
Other Deductions	16,438	301	17,251	3,472
Interest Charges, Net	23,350	27,112	48,524	53,764
Income Before Income Taxes	23,509	57,126	141,242	193,238
Income Taxes	10,364	23,907	58,476	80,421
Net Income	13,145	33,219	82,766	112,817
Preferred Stock Dividends	99	99	198	198
Earnings Available for Common Stock	$13,046	$33,120	$82,568	$112,619

The notes on pages 39 through 48 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	June 30, 2002	Dec. 31, 2001
(Thousands)
Assets
Current Assets
Cash and cash equivalents	$30,032	$21,617
Special deposits	6,453	1,432
Accounts receivable, net	231,728	292,687
Note receivable	247	12,126
Fuel, at average cost	16,845	32,094
Materials and supplies, at average cost	6,540	7,027
Accumulated deferred income tax benefits, net	3,958	3,930
Prepayments	20,192	26,421
Total Current Assets	315,995	397,334
Utility Plant, at Original Cost
Electric	2,533,634	2,562,194
Natural gas	661,312	654,224
Common	119,891	132,928
	3,314,837	3,349,346
Less accumulated depreciation	1,331,143	1,341,964
Net Utility Plant in Service	1,983,694	2,007,382
Construction work in progress	22,695	22,885
Total Utility Plant	2,006,389	2,030,267
Other Property and Investments, Net	42,599	43,242
Regulatory and Other Assets
Regulatory assets
Unfunded future income taxes	9,370	12,984
Unamortized loss on debt reacquisitions	33,536	42,959
Demand-side management program costs	-	4,083
Environmental remediation costs	53,567	53,167
Other	5,433	17,917
Total regulatory assets	101,906	131,110
Other assets
Goodwill, net	11,199	11,199
Prepaid pension benefits	375,473	334,769
Note receivable	-	47,553
Other	14,278	18,949
Total other assets	400,950	412,470
Total Regulatory and Other Assets	502,856	543,580
Total Assets	$2,867,839	$3,014,423

The notes on pages 39 through 48 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	June 30, 2002	Dec. 31, 2001
(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$150,369	$150,873
Accounts payable and accrued liabilities	101,291	109,476
Interest accrued	13,721	15,967
Taxes accrued	44,129	7,499
Other	44,716	65,268
Total Current Liabilities	354,226	349,083
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	12,159	17,308
Gain on sale of generation assets	43,281	60,476
Other	32,440	29,810
Total regulatory liabilities	87,880	107,594
Other liabilities
Deferred income taxes	329,523	310,456
Other postretirement benefits	192,465	187,916
Environmental remediation costs	76,500	76,100
Other	65,046	85,126
Total other liabilities	663,534	659,598
Total Regulatory and Other Liabilities	751,414	767,192
Long-term debt	869,708	1,039,135
Total Liabilities	1,975,348	2,155,410
Commitments	-	-
Preferred Stock Preferred stock redeemable solely at NYSEG's option	10,159	10,159
Common Stock Equity Common stock	430,057	430,057
Capital in excess of par value	270,835	270,835
Retained earnings	186,765	164,197
Accumulated other comprehensive (loss)	(5,325)	(16,235)
Total Common Stock Equity	882,332	848,854
Total Liabilities and Stockholder's Equity	$2,867,839	$3,014,423

The notes on pages 39 through 48 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Cash Flows - (Unaudited)
Six Months Ended June 30	2002	2001
(Thousands)
Operating Activities
Net income	$82,766	$112,817
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	48,992	51,128
Income taxes and investment tax credits deferred, net	9,723	6,285
Pension income	(35,160)	(36,082)
Changes in current operating assets and liabilities
Accounts receivable	60,959	63,870
Inventory	15,736	5,907
Prepayments	6,229	4,612
Accounts payable and accrued liabilities	(8,185)	(57,796)
Interest accrued	(2,246)	1,631
Taxes accrued	36,630	3,032
Other current liabilities	(20,552)	(21,648)
Other assets	24,336	12,268
Other liabilities	705	6,290
Net Cash Provided by Operating Activities	219,933	152,314
Investing Activities
Utility plant additions	(36,361)	(30,142)
Contributions in aid of construction	1,358	924
Note receivable, sale of generation assets	59,442	-
Proceeds from sale of utility plant	6,239	284
Other property and investment sources	211	3,817
Other property and investment uses	(170)	(2,443)
Special deposits	(5,014)	21,016
Net Cash Provided by (Used in) Investing Activities	25,705	(6,544)
Financing Activities
Notes payable - three months or less, net	-	(85,000)
Repayments of first mortgage bonds, including net premiums	(177,025)	-
Dividends on common and preferred stock	(60,198)	(65,741)
Net Cash Used in Financing Activities	(237,223)	(150,741)
Net Increase (Decrease) in Cash and Cash Equivalents	8,415	(4,971)
Cash and Cash Equivalents, Beginning of Period	21,617	17,618
Cash and Cash Equivalents, End of Period	$30,032	$12,647

The notes on pages 39 through 48 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Retained Earnings - (Unaudited)
Six Months Ended June 30	2002	2001
(Thousands)
Balance, Beginning of Period	$164,197	$35,329
Add net income	82,766	112,817
	246,963	148,146
Deduct Dividends on Capital Stock
Preferred	198	198
Common	60,000	65,543
	60,198	65,741
Balance, End of Period	$186,765	$82,405

The notes on pages 39 through 48 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Comprehensive Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2002	2001	2002	2001
(Thousands)
Net income	$13,145	$33,219	$82,766	$112,817
Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on investments	(264)	5	(538)	84
Minimum pension liability adjustment	-	50	-	50
Unrealized gains (losses) on derivatives qualified as hedges
Unrealized gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle	-	-	-	54,602
Unrealized losses (gains) on derivatives qualified as hedges	(11,259)	(48,460)	4,251	(61,721)
Reclassification adjustment for losses (gains) included in net income	543	(2,561)	7,197	(12,399)
Net unrealized (losses) gains on derivatives qualified as hedges	(10,716)	(51,021)	11,448	(19,518)
Total other comprehensive income (loss)	(10,980)	(50,966)	10,910	(19,384)
Comprehensive Income (Loss)	$2,165	$(17,747)	$93,676	$93,433

The notes on pages 39 through 48 are an integral part of the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

New York State Electric & Gas Corporation

(a) Liquidity and Capital Resources

Energy East Corporation and RGS Energy Merger

In connection with Energy East's merger with RGS Energy, NYSEG became a wholly-owned subsidiary of RGS Energy.

Electric Delivery Business

Regional Transmission Organization: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Transmission Planning and Expansion: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Electric Transmission Rates: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

NYPSC-mandated Contracts with Customers: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Natural Gas Delivery Business

NYSEG Natural Gas Rate Filings: See Energy East Corporation's Item 2(a), Natural Gas Delivery Business, for the discussion of this item.

Other Matters

Statement 145: See Energy East Corporation's Item 2(a), Other Matters, for the discussion of this item.

Investing Activities

Investing Activities: Capital spending for the first six months of 2002 was $36 million. Capital spending is projected to be $104 million in 2002 and is expected to be paid for with internally generated funds. Capital spending will be primarily for necessary improvements to existing facilities, the extension of energy delivery service and compliance with environmental requirements.

Financing Activities: In May 2002 NYSEG redeemed, at a premium, $150 million of 8 7/8% Series first mortgage bonds due November 1, 2021, and redeemed, at par, the remaining $21.34 million of two 9 7/8% Series first mortgage bonds due 2020. The redemptions were financed with internally generated cash and the proceeds from the promissory note prepaid by Constellation Nuclear for the sale of NMP2. (See the company's Form 10-Q for the quarter ended March 31, 2002, Item 2(a) Liquidity and Capital Resources - Electric Delivery Business - Sale of Nine Mile Point 2). NYSEG incurred a $10 million reduction to earnings in the second quarter of 2002 as a result of these redemptions, but will save over $16 million each year in interest costs. (See Other Matters, Statement 145.)

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

Additional financing needed by NYSEG to repay $150 million of maturing 6 3/4% Series first mortgage bonds is expected to be completed in October 2002. Through financial instruments issued in June 2002, NYSEG has locked in the treasury rate component of that financing at an average rate of 4.186%.

(b) Results of Operations
Three months ended June 30 (Thousands)	2002	2001	Change
Operating Revenues	$425,445	$455,540	(7%)
Operating Income	$61,519	$83,319	(26%)
Earnings Available for Common Stock	$13,046	$33,120	(61%)

Earnings for the quarter were $20 million lower than for the prior year quarter primarily due to an electric price reduction, effective March 1, 2002, that decreased earnings $20 million and a $10 million loss from the early retirement of debt. Those decreases were partially offset by lower costs of natural gas purchases of $6 million.
Six months ended June 30 (Thousands)	2002	2001	Change
Operating Revenues	$982,699	$1,081,001	(9%)
Operating Income	$204,451	$248,469	(18%)
Earnings Available for Common Stock	$82,568	$112,619	(27%)

Earnings for the six months were $30 million lower than for the same period last year primarily due to an electric price reduction, effective March 1, 2002, that decreased earnings $22 million, fewer wholesale electric sales at lower market prices of $12 million and a $10 million loss from the early retirement of debt. Those decreases were partially offset by lower costs of natural gas purchases of $8 million.

Operating Results for the Electric Delivery Business
Three months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	3,325	3,280	1%
Operating Revenues	$365,098	$400,220	(9%)
Operating Expenses	$308,109	$310,211	(1%)
Operating Income	$56,989	$90,009	(37%)

The $35 million decrease in operating revenues for the quarter is primarily due to a price reduction, effective March 1, 2002, that decreased revenues $33 million and lower wholesale revenues of $15 million primarily due to lower market prices. Those decreases were partially offset by higher transmission revenues of $6 million due to greater transmission line congestion.

Operating expenses for the quarter decreased $2 million due to lower market prices for electricity of $5 million, offset by $6 million for the pass-through of the market price of electricity allowed in the electric rate settlement. Certain operating expenses decreased $14 million primarily due to the sale of NMP2, offset by a $10 million increase for purchased power costs to replace energy previously provided by NMP2.

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation
Six months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	7,061	7,067	-
Operating Revenues	$795,472	$857,982	(7%)
Operating Expenses	$620,333	$622,785	-
Operating Income	$175,139	$235,197	(26%)

The $63 million decrease in operating revenues for the six months is primarily due to a price reduction, effective March 1, 2002, that decreased revenues $37 million and lower wholesale revenues of $32 million primarily due to lower market prices.

Operating expenses for the six months decreased $2 million due to lower market prices for electricity of $11 million, offset by $10 million for the pass-through of the market price of electricity allowed in the electric rate settlement. Operating expenses decreased $21 million due to the sale of NMP2, offset by a $19 million increase for purchased power costs to replace energy previously provided by NMP2.

Operating Results for the Natural Gas Delivery Business
Three months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	10,944	9,773	12%
Operating Revenues	$60,347	$55,320	9%
Operating Expenses	$55,817	$62,010	(10%)
Operating Income	$4,530	$(6,690)	n/a

The $5 million increase in operating revenues for the quarter is primarily due to an $8 million increase from higher deliveries because of colder weather, partially offset by lower market prices of gas that are passed on to nonresidential customers of $2 million.

Operating expenses decreased $6 million for the quarter primarily due to a decrease in the cost of natural gas purchased of $11 million as a result of lower natural gas prices due to market conditions, partially offset by increased gas purchases of $6 million for higher retail deliveries.

Six months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	32,783	33,737	(3%)
Operating Revenues	$187,227	$223,019	(16%)
Operating Expenses	$157,915	$209,747	(25%)
Operating Income	$29,312	$13,272	121%

The $36 million decrease in operating revenues for the six months is primarily due to lower market prices of gas that are passed on to nonresidential and wholesale customers of $28 million, and decreased deliveries because of mild winter weather of $9 million.

Operating expenses decreased $52 million for the six months primarily due to a decrease in the cost of natural gas purchased of $41 million as a result of lower natural gas prices due to market conditions and a decrease in gas purchases of $12 million for lower deliveries.

Item 1.  Financial Statements

Rochester Gas and Electric Corporation
Statements of Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2002	2001	2002	2001
(Thousands)
Operating Revenues
Electric	$167,599	$176,558	$336,556	$365,617
Natural gas	51,208	49,858	160,541	190,965
Total Operating Revenues	218,807	226,416	497,097	556,582
Operating Expenses
Electricity purchased and fuel used in generation	51,679	33,732	95,720	67,073
Natural gas purchased	29,173	30,408	93,103	119,837
Other operating expenses	78,389	56,112	137,086	108,912
Maintenance	16,259	14,863	32,177	28,330
Depreciation and amortization	25,162	28,590	50,130	56,969
Other taxes	21,010	21,230	46,504	47,253
Total Operating Expenses	221,672	184,935	454,720	428,374
Operating Income (Loss)	(2,865)	41,481	42,377	128,208
Other (Income)	(3,184)	(3,930)	(7,822)	(6,807)
Other Deductions	4,181	5,430	5,837	11,659
Interest Charges, Net	12,919	16,238	27,203	30,761
Income (Loss) Before Income Taxes	(16,781)	23,743	17,159	92,595
Income Taxes	228	12,228	13,439	38,192
Net Income (Loss)	(17,009)	11,515	3,720	54,403
Preferred Stock Dividends	925	925	1,850	1,850
Earnings Available for Common Stock	$(17,934)	$10,590	$1,870	$52,553

The notes on pages 39 through 48 are an integral part of the financial statements.

Rochester Gas and Electric Corporation
Balance Sheets - (Unaudited)
	June 30, 2002	Dec. 31, 2001
(Thousands)
Assets
Current Assets
Cash and cash equivalents	$70,081	$20,631
Accounts receivable, net	102,009	114,768
Notes receivable	-	10,097
Affiliate receivable	10,084	87,139
Fuel, at average cost	16,472	44,147
Materials and supplies, at average cost	8,481	5,244
Prepayments	34,856	22,153
Total Current Assets	241,983	304,179
Utility Plant, at Original Cost
Electric	1,894,002	1,862,805
Natural gas	503,475	496,594
Common	142,025	133,825
	2,539,502	2,493,224
Less accumulated depreciation	1,494,028	1,454,283
Net Utility Plant in Service	1,045,474	1,038,941
Construction work in progress	157,808	141,591
Total Utility Plant	1,203,282	1,180,532
Other Property and Investments, Net	220,490	222,860
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	326,649	327,221
Unfunded future income taxes	54,559	52,549
Environmental remediation costs	11,942	12,588
Other	285,900	271,876
Total regulatory assets	679,050	664,234
Other assets
Prepaid pension benefits	16,784	-
Note receivable	-	40,387
Other	43,193	40,815
Total other assets	59,977	81,202
Total Regulatory and Other Assets	739,027	745,436
Total Assets	$2,404,782	$2,453,007

The notes on pages 39 through 48 are an integral part of the financial statements.

Rochester Gas and Electric Corporation
Balance Sheets - (Unaudited)
	June 30, 2002	Dec. 31, 2001
(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$4,553	$104,387
Accounts payable and accrued liabilities	80,084	75,885
Affiliate payable	730	26,871
Interest accrued	10,368	12,338
Taxes accrued	11,436	4,381
Other	45,697	49,617
Total Current Liabilities	152,868	273,479
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	29,962	30,393
Other	40,148	27,645
Total regulatory liabilities	70,110	58,038
Other liabilities
Deferred income taxes	221,801	212,005
Nuclear waste disposal	101,864	101,268
Other postretirement benefits	62,923	60,238
Environmental remediation costs	22,356	22,356
Other	98,044	109,246
Total other liabilities	506,988	505,113
Total Regulatory and Other Liabilities	577,098	563,151
Long-term debt	909,967	787,243
Total Liabilities	1,639,933	1,623,873
Commitments	-	-
Preferred Stock Preferred stock subject to mandatory redemption Preferred stock redeemable solely at RG&E's option	25,000 47,000	25,000 47,000
Common Stock Equity Common stock	194,429	194,429
Capital in excess of par value	505,889	505,889
Retained earnings	109,769	174,054
Treasury stock, at cost	(117,238)	(117,238)
Total Common Stock Equity	692,849	757,134
Total Liabilities and Stockholder's Equity	$2,404,782	$2,453,007

The notes on pages 39 through 48 are an integral part of the financial statements.

Rochester Gas and Electric Corporation
Statements of Cash Flows - (Unaudited)
Six Months Ended June 30	2002	2001
(Thousands)
Operating Activities
Net income	$3,720	$54,403
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	55,361	65,960
Writedown of software development costs	13,718
Deferred recoverable fuel costs	6,588	6,974
Income taxes and investment tax credits deferred, net	(7,544)	(6,231)
Changes in current operating assets and liabilities
Accounts receivable	34,748	32,362
Inventory	6,998	8,579
Prepayments	(12,703)	695
Accounts payable and accrued liabilities	6,538	(9,683)
Interest accrued	(1,970)	(36)
Taxes accrued	7,055	12,453
Other current liabilities	8,184	(760)
Other assets	(11,222)	14,347
Other liabilities	7,506	(14,288)
Net Cash Provided by Operating Activities	116,977	164,775
Investing Activities
Utility plant additions	(75,002)	(63,345)
Note receivable, sale of generation assets	50,484	-
Nuclear generating plant decommissioning fund	(8,662)	(10,336)
Other property and investments	(291)	(125)
Net Cash Used in Investing Activities	(33,471)	(73,806)
Financing Activities
Redemption of long-term debt, including net premiums	(100,000)	(104,470)
Proceeds from issuance of long-term debt	125,000	200,000
Repayment of promissory notes	(2,153)	(1,999)
Notes payable - three months or less, net	-	(98,000)
Dividends on common and preferred stock	(56,903)	(32,970)
Other	-	(466)
Net Cash Provided by (Used in) Financing Activities	(34,056)	(37,905)
Net Increase in Cash and Cash Equivalents	49,450	53,064
Cash and Cash Equivalents, Beginning of Period	20,631	4,851
Cash and Cash Equivalents, End of Period	$70,081	$57,915

The notes on pages 39 through 48 are an integral part of the financial statements.

Rochester Gas and Electric Corporation
Statements of Retained Earnings - (Unaudited)
Six Months Ended June 30	2002	2001
(Thousands)
Balance, Beginning of Period	$174,054	$166,184
Add net income	3,720	54,403
	177,774	220,587
Deduct Dividends on Capital Stock
Preferred	1,850	1,850
Common	66,155	31,089
	68,005	32,939
Adjustment	-	508
Balance, End of Period	$109,769	$188,156

The notes on pages 39 through 48 are an integral part of the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Rochester Gas and Electric Corporation

(a) Liquidity and Capital Resources

Energy East Corporation and RGS Energy Merger

See Energy East Corporation's Item 2(a), Energy East Corporation and RGS Energy Merger, for the discussion of this item.

Electric Delivery Business

Regional Transmission Organization: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Transmission Planning and Expansion: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

RG&E 2002 Electric and Gas Rate Proposal: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Ginna Relicensing: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

RG&E Gas Supply Management Agreement: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Other Matters

Statement 145: See Energy East Corporation's Item 2(a), Other Matters, for the discussion of this item.

Investing Activities

Investing Activities: Capital spending for the first six months of 2002 was $75 million. Capital spending is projected to be $143 million in 2002 and is expected to be paid for with internally generated funds and long-term financing (see Financing Activities). Capital spending will be primarily for necessary improvements to existing facilities, the extension of energy delivery service and compliance with environmental requirements.

Financing Activities: On June 20, 2002, RG&E issued $125 million of 6.65% Series UU First Mortgage Bonds, due June 2032, the proceeds of which were used to repay short-term debt, for additional capital expenditures and for general corporate purposes.

Management's discussion and analysis of financial condition and results of operations

Rochester Gas and Electric Corporation

(b) Results of Operations
Three months ended June 30 (Thousands)	2002	2001	Change
Operating Revenues	$218,807	$226,416	(3%)
Operating Income	$(2,865)	$41,481	(107%)
Earnings (Loss) Available for Common Stock	$(17,934)	$10,590	(269%)

Earnings for the second quarter decreased $29 million primarily due to a $9 million writedown of software development costs that management determined to have no future economic value, an electric price reduction, effective July 1, 2001, that decreased earnings $4 million, lower wholesale electric revenues of $6 million primarily due to lower deliveries, and higher replacement power costs of $4 million due to a scheduled refueling outage at the Ginna nuclear plant. There was no refueling outage in 2001. Earnings were also reduced $3 million by the net impact of the sale of NMP2.
Six months ended June 30 (Thousands)	2002	2001	Change
Operating Revenues	$497,097	$556,582	(11%)
Operating Income	$42,377	$128,208	(67%)
Earnings Available for Common Stock	$1,870	$52,553	(96%)

Earnings for the six months ended June 30, 2002 decreased $51 million primarily due to lower wholesale electric revenues of $17 million primarily due to lower wholesale market prices, higher purchased power costs of $12 million as a result of electricity now being purchased instead of generated due to the sale of NMP2 in November 2001, a $9 million writedown of software development costs that management determined to have no future economic value, an electric price reduction, effective July 1, 2001, that decreased earnings $8 million, and higher replacement power costs of $7 million due to a scheduled refueling outage at the Ginna nuclear plant. There was no refueling outage in 2001. Earnings were also reduced $3 million by the net impact of the sale of NMP2.

Operating Results for the Electric Delivery Business
Three months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	2,255	2,287	(1%)
Operating Revenues	$167,599	$176,558	(5%)
Operating Expenses	$166,674	$134,460	24%
Operating Income	$925	$42,098	(98%)

The $9 million decrease in operating revenues for the quarter is primarily due to a price reduction, effective July 1, 2001, that decreased revenues by $6 million and lower wholesale revenues of $7 million due to lower deliveries of $4 million and lower market prices of $3 million.

Operating expenses increased $32 million for the quarter primarily due to higher purchased power costs of $13 million primarily as a result of electricity now being purchased instead of generated due to the sale of NMP2 in November 2001, a $10 million writedown of software development costs that management determined to have no future economic value and a

Management's discussion and analysis of financial condition and results of operations

Rochester Gas and Electric Corporation

$6 million increase for replacement power that was needed during the refueling of the Ginna nuclear plant. An increase of $8 million due to the amortization of the regulatory asset resulting from the sale of NMP2 was offset by an $8 million decrease in operating expenses due to the sale of NMP2.
Six months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	4,436	4,570	(3%)
Operating Revenues	$336,556	$365,617	(8%)
Operating Expenses	$313,504	$263,212	19%
Operating Income	$23,052	$102,405	(77%)

The $29 million decrease in operating revenues for the six months is primarily due to a price reduction, effective July 1, 2001, that decreased revenues $12 million and lower wholesale revenues of $16 million primarily due to lower market prices.

The $50 million increase in operating expenses is primarily due to higher purchased power costs of $18 million as a result of electricity now being purchased instead of generated due to the sale of NMP2 in November 2001, a $10 million increase for replacement power that was needed during the refueling of the Ginna nuclear plant and $10 million writedown of software development costs that management determined to have no future economic value. A $15 million increase due to the amortization of the regulatory asset resulting from the sale of NMP2 was partially offset by a $9 million decrease in operating expenses due to the sale of NMP2.

Operating Results for the Natural Gas Delivery Business
Three months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	9,146	7,675	19%
Operating Revenues	$51,208	$49,858	3%
Operating Expenses	$54,998	$50,475	9%
Operating Income (Loss)	$(3,790)	$(617)	(514%)

Operating revenues for the quarter did not change significantly compared to the prior year quarter. An $8 million decrease because of lower market prices of gas that are passed on to customers was offset by an $8 million increase for higher retail deliveries because of colder weather.

Operating expenses increased $5 million for the quarter. A $7 million increase in natural gas purchases for higher retail deliveries and a $4 million writedown of software development costs that management determined to have no future economic value was partially offset by an $8 million decrease in purchases primarily due to lower natural gas prices.

Management's discussion and analysis of financial condition and results of operations

Rochester Gas and Electric Corporation
Six months ended June 30 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	29,890	30,183	(1%)
Operating Revenues	$160,541	$190,965	(16%)
Operating Expenses	$141,216	$165,162	(14%)
Operating Income	$19,325	$25,803	(25%)

The $30 million decrease in operating revenues for the six months is primarily due to a $29 million decrease because of lower market prices of gas that are passed on to customers. In addition, operating revenues decreased $3 million due to a change in the gas rate structure that was implemented in September 2001.

Operating expenses decreased $24 million primarily due to a decrease in the cost of purchased natural gas of $29 million as a result of lower natural gas prices, which was partially offset by a $4 million writedown of software development costs that management determined to have no future economic value.

Item 1.  Financial Statements

Notes to Financial Statements
for
Energy East Corporation
Central Maine Power Company
New York State Electric & Gas Corporation
Rochester Gas and Electric Corporation

Notes to Financial Statements of Registrants:
Registrant	Applicable Notes
Energy East	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11
CMP	1, 2, 3, 4, 7, 8, 10, 11
NYSEG	1, 2, 3, 4, 5, 7, 8, 10, 11
RG&E	1, 2, 3, 4, 5, 7, 8, 10, 11

Note 1. Unaudited Financial Statements

The accompanying unaudited financial statements reflect all adjustments which are necessary, in the opinion of the management of the registrants, for a fair presentation of the interim results. All such adjustments are of a normal, recurring nature.

Energy East's financial statements and CMP's financial statements consolidate their majority-owned subsidiaries after eliminating all intercompany transactions.

The accompanying unaudited financial statements for each registrant should be read in conjunction with the financial statements and notes contained in the report on Form 10-K filed by each registrant for the year ended December 31, 2001. Due to the seasonal nature of the registrants' operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2. New Accounting Pronouncement

The FASB issued in April 2002 Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrrections. Early application of the provisions of Statement No. 145 is encouraged and the company elected to do so in April 2002. The company now classifies the aggregate of gains and losses from the early extinguishment of debt as other income/deductions instead of as an extraordinary item on the income statement. The company will reclassify any such extraordinary items presented in prior periods. The remaining provisions of Statement No. 145 are not expected to have a material effect on the company's financial position or results of operations.

The FASB issued in June 2002 Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of Statement 146 will be effective for exit or disposal activities initiated after December 31, 2002. The company has not fully evaluated the effect that adopting Statement 146 will have on its results of operations or financial position.

Note 3. Accounts Receivable

Accounts receivable on the balance sheets for the companies include unbilled revenues as follows: Energy East - consolidated unbilled revenues of $127 million at June 30, 2002, and $143 million at December 31, 2001; CMP - consolidated unbilled revenues of $23 million at June 30, 2002, and $32 million at December 31, 2001; NYSEG - unbilled revenues of $47 million at June 30, 2002, and $74 million at December 31, 2001; RG&E - unbilled revenues of $35 million at June 30, 2002, and $51 million at December 31, 2001.

Note 4. Supplemental Disclosure of Cash Flows Information
	2002	2001
(Thousands)
Cash paid during the six months ended June 30:
Interest, net of amounts capitalized Energy East CMP NYSEG RG&E	$100,505 $13,234 $47,695 $30,463	$107,468 $11,700 $49,732 $30,208
Income taxes, net of benefits received Energy East CMP NYSEG RG&E	$2,347 $(6,549) $17,769 $32,218	$76,132 $10,697 $63,531 $41,154
RG&E's dividend declared to pay off net intercompany accounts receivable/payable	$26,586	-
Energy East's Acquisition of RGS Energy:
Fair value of assets acquired	$3,264,093	-
Liabilities assumed	(1,754,443)	-
Preferred stock of subsidiary	(72,000)
Common stock issued	(612,082)	-
Cash acquired	(72,085)	-
Payable to RGS Energy shareholders(1)	(753,483)	-
Net cash paid for acquisition	-	-

(1)Cash portion of the purchase price that will be paid to shareholders in July 2002.

Note 5. Acquisition of RGS Energy Group

On June 28, 2002, the company acquired all of the outstanding common stock of RGS Energy Group, Inc. for a combination of cash and Energy East common stock. The company's consolidated balance sheet includes RGS Energy's consolidated balance sheet at June 30, 2002. The company's consolidated statement of income will include RGS Energy's results of operations beginning with July 2002. RGS Energy, through its regulated subsidiary Rochester Gas and Electric Corporation, engages in generating, purchasing, and delivering electricity and purchasing and delivering natural gas in an area centered around the city of Rochester, New York. Through its unregulated subsidiary, Energetix, Inc., RGS Energy engages in retail electric, natural gas and liquid fuel businesses throughout upstate New York. In connection with Energy East's merger with RGS Energy, NYSEG became a wholly-owned subsidiary of RGS Energy.

The company's merger with RGS Energy creates a regulated utility serving over half of upstate New York. The company believes that the complementary operations of its companies and their common vision for upstate New York will lead to attractive returns for its shareholders and a stable energy supply and excellent service for its customers. The company expects that annual cost savings for anticipated synergies resulting from joint management of procurement, information technology and other administrative and general areas can be obtained and retained.

Under the merger agreement 45% of the RGS Energy common stock (15.6 million shares) was converted into 27.5 million shares of Energy East common stock valued at $612 million. The value of the shares issued was determined based on the market price of Energy East's stock at the end of the day on June 27, 2002. The remaining 55% of the RGS Energy common stock will be exchanged for $753 million in cash ($39.50 per RGS Energy share), and that obligation is included in current liabilities on the company's consolidated balance sheet at June 30, 2002 and will be paid in July 2002. The purchase price was about $1.4 billion, which includes $11 million of merger-related costs.

The following table summarizes the components of the purchase price and preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. RGS did not push goodwill down to its subsidiaries. As of June 30, 2002, $29 million was allocated to intangible assets based on a preliminary appraisal. The allocation of the purchase price will be adjusted when final appraisals are received, RG&E's electric and gas rate cases are finalized and actual amounts for estimated liabilities become known.

Calculation of the purchase price for assets acquired
(Thousands)
Cash payable for stock purchased	$753,483
Stock issued	612,082
Merger related fees and expenses	11,000
Total purchase price for common equity	1,376,565
Plus fair market value of liabilities and preferred stock assumed
Current and other liabilities	883,502
Long-term debt	932,026
Preferred stock	72,000
Total liabilities and preferred stock	1,887,528
Total purchase price for assets acquired	$3,264,093
Allocation of purchase price for assets acquired
Property, plant and equipment	$1,203,282
Goodwill	633,736
All other assets, including working capital and intangibles	1,427,075
Total	$3,264,093

The following pro forma information for the company for the periods ended June 30, 2002 and 2001, which is based on unaudited data, gives effect to the company's merger with RGS Energy as if it had been completed at the beginning of each period presented. This information does not reflect future revenues or cost savings that may result from the merger and is not indicative of actual results of operations had the merger occurred at the beginning of the periods presented or of results that may occur in the future.
	Three Months		Six Months
Periods ended June 30	2002	2001	2002	2001
(Thousands, except per share amounts)
Operating revenues	$1,025,751	$1,075,624	$2,433,472	$2,176,731
Net income (loss)	$(701)	$40,098	$125,661	$201,637
Earnings per share of common stock	-	$.28	$.87	$1.40

Pro forma adjustments reflected in the amounts presented above include: (1) adjusting RGS Energy's nonutility assets to fair value based on an independent appraisal, (2) adjusting depreciation and amortization of assets to the accounting base recognized in recording the combination, (3) elimination of amortization of goodwill, (4) amortization of other intangible assets with finite lives, (5) elimination of merger costs, (6) additional interest expense and preferred stock dividends due to the issuance of merger-related debt and securities, (7) adjustments for estimated tax effects of the above adjustments and (8) additional common shares issued in connection with the merger. The pro forma results include a loss of eight cents per share from NYSEG's early retirement of debt for the three months and the six months ended June 30, 2002, and a loss from the writedown of CMP Group's investment in NEON Communications of one cent per share for the three months ended June 30, 2002, and six cents per share for the six months ended June 30, 2002.

Note 6. Basic and Diluted Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The weighted-average shares outstanding for diluted EPS include the incremental effect of the stock options issued and excludes stock options issued in tandem with stock appreciation rights (SARs) because, historically, substantially all participants have exercised the SARs instead of the stock options. The numerator in calculating both basic and diluted EPS for each period presented is the reported net income. The reconciliation of basic and diluted EPS follows:
	Three Months		Six Months
Periods Ended June 30	2002	2001	2002	2001
(Thousands)
Numerator
Net Income	$5,323	$26,574	$110,893	$142,175
Denominator
Basic average common shares outstanding	117,820	116,399	117,273	116,890
Potentially dilutive common shares	429	146	240	136
Options issued with SARs	(429)	(146)	(240)	(136)
Dilutive average common shares	117,820	116,399	117,273	116,890

EPS - basic	$.05	$.23	$.95	$1.22
EPS - diluted	$.05	$.23	$.95	$1.22

Options to purchase shares of common stock are excluded from the calculation of EPS when the exercise prices of these options are greater than the average market price of the common shares during the period. Shares excluded from the EPS calculation for the three months ended June 30 were 2.0 million in 2002 and 3.8 million in 2001, and for the six months ended June 30 were 4.0 million in 2002 and 3.8 million in 2001.

Note 7. Other (Income) and Other Deductions
	Three Months		Six Months
Periods Ended June 30	2002	2001	2002	2001
Energy East		(Thousands)
Interest income	$(2,786)	$(2,705)	$(7,884)	$(5,904)
Non-cash return	(1,227)	(554)	(2,117)	(978)
Gains from the sale of nonutility property	(73)	(2,219)	(212)	(2,224)
Earnings from equity investments	(1,148)	(3,488)	(2,411)	(4,753)
Miscellaneous	(873)	(2,262)	(652)	(650)
Other (income)	$(6,107)	$(11,228)	$(13,276)	$(14,509)
NYSEG early retirement of debt	$16,145	-	$16,145	-
Fees on sale of accounts receivable	-	-	-	$2,273
Miscellaneous	3,437	$906	5,173	3,160
Other deductions	$19,582	$906	$21,318	$5,433
CMP
Interest income	$(284)	$(561)	$(423)	$(1,130)
Miscellaneous	(789)	(1,730)	(2,228)	(2,001)
Other (income)	$(1,073)	$(2,291)	$(2,651)	$(3,131)
Miscellaneous	$372	$487	$801	$1,048
Other deductions	$372	$487	$801	$1,048
NYSEG
Interest income	$(204)	$(724)	$(3,286)	$(1,228)
Miscellaneous	(1,574)	(496)	720	(777)
Other (income)	$(1,778)	$(1,220)	$(2,566)	$(2,005)
Early retirement of debt	$16,145	-	$16,145	-
Fees on sale of accounts receivable	-	-	-	$2,273
Miscellaneous	293	$301	1,106	1,199
Other deductions	$16,438	$301	$17,251	$3,472

- continued	Three Months		Six Months
Periods Ended June 30	2002	2001	2002	2001
RG&E		(Thousands)
Interest income	$(586)	$(1,459)	$(2,649)	$(1,916)
Non-cash return	(2,165)	(2,189)	(4,336)	(4,384)
Miscellaneous	(433)	(282)	(837)	(507)
Other (income)	$(3,184)	$(3,930)	$(7,822)	$(6,807)
Merger costs	$3,838	$4,768	$4,093	$8,079
Miscellaneous	343	662	1,744	3,580
Other deductions	$4,181	$5,430	$5,837	$11,659

Note 8. Goodwill and Other Intangible Assets

Effective January 1, 2002, Energy East, CMP and NYSEG adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As required by Statement 142 the companies are no longer amortizing goodwill and are not amortizing intangible assets with indefinite lives (unamortized intangible assets). Both goodwill and unamortized intangible assets will be tested at least annually for impairment. Intangible assets with finite lives are being amortized (amortized intangible assets) and are reviewed for impairment. RG&E has no goodwill or other intangible assets.

The companies determined that there was no impairment of goodwill for Energy East, CMP or NYSEG as of January 1, 2002. There was no reclassification of goodwill to intangible assets and no reclassification of intangible assets to goodwill as of January 1, 2002. The carrying amount of goodwill on the companies' balance sheets, by operating segment, as of June 30, 2002, is presented in the following table.
(Thousands)	Electric Delivery	Natural Gas Delivery	Other (1)	Total
Energy East	$325,174	$554,787	$642,338	$1,522,299
CMP	$325,174	-	-	$325,174
NYSEG	-	$11,199	-	$11,199

(1) Includes goodwill at RGS Energy that has not yet been allocated to the delivery businesses.

Other Intangible Assets: Energy East's unamortized intangible assets primarily consist of trade names and had a carrying amount of $13.5 million at June 30, 2002, and primarily consist of organization costs and franchises and consents and had a carrying amount of $1.5 million at December 31, 2001. Energy East's amortized intangible assets primarily consist of customer lists and investments in pipelines and had a gross carrying amount of $47 million at June 30, 2002, and primarily consist of investments in pipelines and had a gross carrying amount of $25.8 million at December 31, 2001. The accumulated amortization was $11 million at June 30, 2002, and $5.5 million at December 31, 2001.

CMP's amortized intangible assets primarily consist of technology rights, and had a gross carrying amount and accumulated amortization of less than $1 million at June 30, 2002, and December 31, 2001.

NYSEG's unamortized intangible assets primarily consist of franchises and consents, and had a carrying amount of $0.9 million at June 30, 2002, and December 31, 2001. NYSEG's amortized intangible assets consist of hydroelectric licenses, and had a gross carrying amount of $1.5 million and accumulated amortization of $0.9 million at June 30, 2002, and December 31, 2001.

Estimated intangible assets amortization expense for the five years ended December 31 is:
(Thousands)	2002	2003	2004	2005	2006
Energy East	$3,150	$4,538	$4,461	$3,688	$2,901
CMP	$8	$8	$8	$8	$8
NYSEG	$48	$48	$48	$48	$31

Transitional Information: Results of operations information for Energy East, CMP and NYSEG as though goodwill had been accounted for under Statement 142 for all periods presented is:
Periods Ended June 30	Reported net income	Add back: Goodwill amortization	Adjusted net income	Reported basic and diluted earnings per share	Add back: Goodwill amortization	Adjusted basic and diluted earnings per share
Three months	(Thousands, except per share data)
Energy East 2002 2001	$5,323 $26,574	- $6,114	$5,323 $32,688	$.05 $.23	- $.05	$.05 $.28
CMP 2002 2001	$5,293 $3,775	- $2,155	$5,293 $5,930
NYSEG 2002 2001	$13,145 $33,219	- $96	$13,145 $33,315
Six months
Energy East 2002 2001	$110,893 $142,175	- $12,331	$110,893 $154,506	$.95 $1.22	- $.11	$.95 $1.33
CMP 2002 2001	$28,575 $26,020	- $4,308	$28,575 $30,328
NYSEG 2002 2001	$82,766 $112,817	- $192	$82,766 $113,009
12 months ended December 31
Energy East 2001 2000 1999	$187,607 $235,034 $218,751	$25,387 $18,486 $2,487	$212,994 $253,520 $221,238	$1.61 $2.06 $1.88	$.22 $.16 $.02	$1.83 $2.22 $1.90
CMP 2001 2000 1999	$54,440 $53,529 $68,740	$8,575 $2,949 -	$63,015 $56,478 $68,740
NYSEG 2001 2000 1999	$194,807 $219,595 $206,134	$383 $383 $383	$195,190 $219,978 $206,517

Note 9. Fair Value of Financial Instruments

The company has been evaluating the carrying value of CMP Group's investment in NEON Communications, Inc. because there had been a significant decline in the market value of NEON common shares prior to the writedown. That decline was consistent with the market performance of telecommunications businesses as a whole. A decline was determined to be other than temporary during the third quarter of 2001 and the investment was written down to its fair market value at September 30, 2001. That writedown totaled $46 million after taxes, or 39 cents per share.

During the first quarter of 2002, the company determined that an additional decline in NEON's market value was other than temporary and wrote down the cost basis of the investment in NEON to $2 million, based on the closing market price of NEON common shares on March 31, 2002. The writedown, which totaled $6 million after taxes, or five cents per share, was reflected in the company's earnings for the first quarter of 2002. In the second quarter of 2002, the NEON common shares were delisted from NASDAQ and NEON filed a reorganization plan under the U.S. Bankruptcy Code. The company wrote off its remaining $2 million investment, and the write-down of $1.2 million after taxes, or one cent per share is reflected in the company's earnings for the second quarter of 2002.

The investment in NEON was classified as available-for-sale, accounted for by the cost method and carried at its fair value, with changes in fair value recognized in other comprehensive income. No income or loss related to the investment in NEON was included in the company's operating income in earlier periods.

Note 10. Segment Information

Energy East's electric delivery business consists of its regulated transmission, distribution and generation operations in Maine and New York; and its natural gas delivery business consists of its regulated transportation, storage and distribution operations in New York, Connecticut, Maine and Massachusetts. Other includes: the company's corporate assets, interest income, interest expense and operating expenses; intersegment eliminations; and nonutility businesses.

CMP's electric delivery business, which it conducts in the State of Maine, consists of its regulated transmission and distribution operations. Other consists of CMP's corporate assets.

NYSEG's electric delivery business consists of its regulated transmission, distribution and generation operations. Its natural gas delivery business consists of its regulated transportation, storage and distribution operations. NYSEG operates in the State of New York. Other consists of NYSEG's corporate assets.

RG&E's electric delivery business consists of its regulated transmission, distribution and generation operations. Its natural gas delivery business consists of its regulated transportation, storage and distribution operations. RG&E operates in the State of New York. Other consists of RG&E's corporate assets.

Selected information for Energy East's, CMP's, NYSEG's and RG&E's business segments is:
	Electric Delivery	Natural Gas Delivery	Other	Total
Three Months Ended		(Thousands)
June 30, 2002
Operating Revenues Energy East CMP NYSEG RG&E	$504,364 $139,208 $365,098 $167,599	$165,087 - $60,347 $51,208	$45,423 - - -	$714,874 $139,208 $425,445 $218,807
Net Income (Loss) Energy East CMP NYSEG RG&E	$17,639 $5,293 $16,320 $(10,576)	$(2,036) - $(3,175) $(6,433)	$(10,280) - - -	$5,323 $5,293 $13,145 $(17,009)
June 30, 2001
Operating Revenues Energy East CMP NYSEG RG&E	$592,781 $192,472 $400,220 $176,558	$181,610 - $55,320 $49,858	$74,619 - - -	$849,010 $192,472 $455,540 $226,416
Net Income (Loss) Energy East CMP NYSEG RG&E	$36,994 $3,775 $39,242 $14,801	$(8,977) - $(6,023) $(3,286)	$(1,443) - - -	$26,574 $3,775 $33,219 $11,515
Six Months Ended
June 30, 2002
Operating Revenues Energy East CMP NYSEG RG&E	$1,135,404 $339,822 $795,472 $336,556	$510,055 - $187,227 $160,541	$97,993 - - -	$1,743,452 $339,822 $982,699 $497,097
Net Income (Loss) Energy East CMP NYSEG RG&E	$94,595 $28,575 $74,810 $(3,386)	$39,145 - $7,956 $7,106	$(22,847) - - -	$110,893 $28,575 $82,766 $3,720
June 30, 2001
Operating Revenues Energy East CMP NYSEG RG&E	$1,280,787 $422,632 $857,982 $365,617	$694,823 - $223,019 $190,965	$144,538 - - -	$2,120,148 $422,632 $1,081,001 $556,582
Net Income (Loss) Energy East CMP NYSEG RG&E	$123,337 $26,020 $109,704 $44,134	$26,298 - $3,113 $10,269	$(7,460) - - -	$142,175 $26,020 $112,817 $54,403

- continued	Electric Delivery	Natural Gas Delivery	Other	Total
Total Assets		(Thousands)
June 30, 2002 Energy East CMP NYSEG RG&E	$5,842,243 $1,723,365 $2,104,319 $1,846,222	$2,854,915 - $684,436 $448,296	$1,905,675 $8,545 $79,084 $110,264	$10,602,833 $1,731,910 $2,867,839 $2,404,782
December 31, 2001 Energy East CMP NYSEG RG&E	$4,175,280 $1,857,157 $2,164,929 $1,844,523	$2,467,647 - $674,852 $476,980	$626,305 $8,643 $174,642 $131,504	$7,269,232 $1,865,800 $3,014,423 $2,453,007

Note 11. Reclassifications

Certain amounts have been reclassified on the unaudited financial statements to conform with the 2002 presentation.

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

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that involve risks and uncertainties and that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others: the deregulation and continued regulatory unbundling of a vertically integrated industry; the companies' ability to compete in the rapidly changing and increasingly competitive electricity and natural gas utility markets; regulatory uncertainty in a politically-charged environment of rising energy prices; the operation of the New York Independent System Operator and ISO New England, Inc.; the operation of a RTO; the ability to control NUG and other costs; changes in fuel supply or cost and the success of strategies to satisfy power requirements now that most coal-fired generation assets have been sold; the company's ability to expand its products and services, including its energy infrastructure in the Northeast; the company's ability to integrate the operations of Connecticut Energy Corporation, CMP Group, CTG Resources, Inc., Berkshire Energy Resources and RGS Energy with its operations; market risk; the ability to obtain adequate and timely rate relief; nuclear, terrorist or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which the companies are doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in the companies' publicly disseminated documents and filings. The companies undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
(See reports on Form 10-K for Energy East, CMP, NYSEG and RG&E for fiscal year ended December 31, 2001, Item 7A - Quantitative and Qualitative Disclosures About Market Risk.)

Commodity Price Risk: NYSEG has hedged 100% of its expected residential natural gas load through September 2002 with futures contracts. NYSEG has filed for a gas adjustment clause for residential customers that would become effective in October 2002. (See Item 2(a) - Liquidity and Capital Resources, NYSEG Natural Gas Rate Filings.)

NYSEG uses electricity contracts and contracts for differences (CFDs), which are financial contracts with features similar to commodity swap agreements, to manage against fluctuations in the cost of electricity. Those contracts allow NYSEG to fix margins on the majority of its retail electricity sales. The cost or benefit of those contracts is included in the amount expensed for electricity purchased when the electricity is sold. NYSEG has CFDs, generation and other electricity contracts, which provide for 96% of its expected electric energy requirements for the remainder of 2002, 67% for 2003 and 62% for 2004.

NYSEG's electric rate settlement provides for a reconciliation and true-up of certain actual power supply costs during 2002; therefore, the supply cost risk for 2002 is substantially eliminated. (See report on Form 10-K for Energy East and NYSEG for fiscal year ended December 31, 2001, Item 7 - Liquidity and Capital Resources, NYSEG Electric Rate Settlement.)

RG&E faces commodity price risk that relates to market fluctuations in the price of natural gas and electricity. Under its electric settlement, RG&E's electric rates were capped at specified levels through June 30, 2002. Owned electric generation and long-term supply contracts significantly reduce RG&E's exposure to market fluctuations for procurement of its electric supply. RG&E has filed a request with the NYPSC for new electric rates commencing in January 2003. The rate request proposes offering electric customers a choice between one-year fixed price and monthly variable price offerings. Both pricing options will further reduce RG&E's exposure to market price fluctuations in the electric wholesale market. However, RG&E will continue to bear the risk of operating performance at the generating plants it owns, as well as NMP2, for which RG&E holds a power purchase agreement. As of June 30, 2002, the NYPSC had not ruled on the rate request. Therefore, RG&E's current fixed electric rates will likely remain in effect until a new rate order is issued by the NYPSC. A new rate order is expected to be issued in March 2003.

While owned generation provides RG&E with a natural hedge against electric price risk, it also subjects it to operating risk. Operating risk is managed through a combination of strict operating and maintenance practices and the use of generation insurance and derivative contracts. In the event RG&E's generation assets fail to perform as planned, generation insurance reduces RG&E's exposure to electric price spikes in the summer months. In addition, RG&E relies on various derivative contracts to cover supply positions and commitments and to hedge energy price exposure. Derivative contracts are entered into solely to optimize resources in conjunction with serving customers.

The broad and continued decline in credit quality across the energy marketing industry combined with the withdrawal of many entities from energy trading operations could limit the company's ability to place financial hedges with counterparties that meet its credit requirements. While the company has been successful in implementing its hedging strategies with qualified counterparties, continued contraction and credit deterioration across the energy marketing industry may adversely affect the company 's ability to effectively implement its hedging strategies going forward.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Energy East Corporation

Energy East's Annual Meeting of Stockholders was held on June 14, 2002. The election of two directors was voted on:
Nominees	Votes For	Votes Withheld
John M. Keeler	98,210,739	2,112,066
Peter J. Moynihan	98,597,696	1,725,109

Central Maine Power Company

CMP's Annual Meeting of Stockholders was held on June 14, 2002. The election of three directors was voted on:

Nominees	Votes For	Votes Withheld
Sara J. Burns	3,121,680	-
Kenneth M. Jasinski	3,121,680	-
Wesley W. von Schack	3,121,680	-

New York State Electric & Gas Corporation

On June 14, 2002, Energy East Corporation, which was the owner of all of the outstanding shares of NYSEG's common stock, by written consent in lieu of the annual meeting of stockholders, elected Kenneth M. Jasinski, Ralph R. Tedesco and Wesley W. von Schack directors of NYSEG. (See Item 2(a) - Liquidity and Capital Resources, Energy East Corporation and RGS Energy Merger.)

Rochester Gas and Electric Corporation

On June 28, 2002, RGS Energy Group, Inc., a wholly-owned subsidiary of Energy East Corporation and the owner of all of the outstanding shares of RG&E's common stock, by written consent in lieu of the annual meeting of stockholders, elected Kenneth M. Jasinski, Paul C. Wilkens and Wesley W. von Schack directors of RG&E.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index.

(b)  The following reports on Form 8-K were filed during the quarter:

Energy East filed a Form 8-K on June 28, 2002, to report certain information under Item 2, "Acquisition or Disposition of Assets."

RG&E filed a Form 8-K on June 6, 2002, to report certain information under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits."

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002	ENERGY EAST CORPORATION (Registrant) By /s/ Robert E. Rude Robert E. Rude Vice President and Controller (Principal Accounting Officer)
Date: August 12, 2002	CENTRAL MAINE POWER COMPANY (Registrant) By /s/ Curtis I. Call Curtis I. Call Vice President, Controller & Treasurer (Principal Financial Officer)
Date: August 12, 2002	NEW YORK STATE ELECTRIC & GAS CORPORATION (Registrant) By /s/ Sherwood J. Rafferty Sherwood J. Rafferty Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 12, 2002	ROCHESTER GAS AND ELECTRIC CORPORATION (Registrant) By /s/ Mark Keogh Mark Keogh Vice President, Treasurer & Secretary (Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are delivered with this report:
Registrant	Exhibit No.	Description of Exhibit
Energy East Corporation	4-5

Fifth Supplemental Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of April 8, 2002 related to the Indenture between the Company and JPMorgan Chase Bank, as Trustee, dated as of August 31, 2000.

4-6

Sixth Supplemental Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee, dated as of June 14, 2002 related to the Indenture between the Company and JPMorgan Chase Bank, as Trustee, dated as of August 31, 2000.

New York State Electric & Gas Corporation	3-17	By-Laws of the Company as amended June 28, 2002.
	(A)10-32	Amendment No. 3 to Supplemental Executive Retirement Plan, amended and restated effective August 1, 2001.
Rochester Gas and Electric Corporation	3-6	By-Laws of the Company as amended June 28, 2002.
	(A)10-26	Employment Agreement dated June 28, 2002, for P. C. Wilkens.
	(A)10-27	Separation Agreement and General Release between T. S. Richards, Energy East Corporation and RGS Energy Group, Inc., dated June 28, 2002.
	(A)10-28	Amendment No. 1 to Supplemental Retirement Benefit Program, effective November 1, 2001.
	(A)10-29	Amendment No. 2 to Supplemental Retirement Benefit Program, effective May 1, 2002.
	(A)10-30	Amendment No. 1 to Supplemental Executive Retirement Program, effective November 1, 2001.
	(A)10-31	Amendment No. 2 to Supplemental Executive Retirement Program, effective May 1, 2002.

_______________________
(A) Management contract or compensatory plan or arrangement.